Form 10-Q
period 2012-06-30
Hyde Park Acquisition Corp. II
filed 2012-09-14
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-35576

HYDE PARK ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-5156956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, 50th Floor, New York, New York 10110
(Address of principal executive offices)

(212) 644-3450
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,350,000 shares of common stock as of September 14, 2012

HYDE PARK ACQUISITION CORP. II

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current asset - Cash and cash equivalents	$2,337	$2,257
Deferred offering costs associated with public offering	209,521	204,521
Total assets	$211,858	$206,778

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable	$3,250	$-
Accrued liabilities	95,420	90,000
Notes Payable to Stockholders	100,000	100,000
Total liabilities	198,670	190,000

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 2,156,250 shares issued and oustanding(1)(2)	216	216
Additional paid-in capital	24,784	24,784
Deficit accumulated during the development stage	(11,812)	(8,222)
Total stockholders’ equity	13,188	16,778

Total liabilities and stockholders’ equity	$211,858	$206,778

(1) Share amounts have been retroactively restated to reflect the effect of a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011 and the contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011 (See Note 8).

(2) This number includes an aggregate of 281,250 shares that are subject to forfeiture if the overallotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

				For the period	For the period
				February 24, 2011	February 24, 2011
	For the three months		For the	(inception)	(inception)
	ended June 30,		six months ended	through	through
	2012	2011	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)		(unaudited)

Formation and operating costs	$3,384	$5,163	$3,590	$3,403	$11,812

Net loss	$(3,384)	$(5,163)	$(3,590)	$(3,403)	$(11,812)

Weighted average shares oustanding, basic and diluted(1)(2)	1,875,000	1,875,000	1,875,000	1,875,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)

Share amounts have been retroactively restated to reflect the effect of a dividend of approximately 0.139 shares for each outstanding share of common stock on July 1, 2011 and the contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011

(2)	This number excludes an aggregate of 281,250 shares that are subject to forfeiture if the overallotmen option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 25, 2011 (Inception) through June 30, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock(1)(2)		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-

Commn stock issued at approximatly $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000

Net loss for the period from Feburary 24, 2011 (inception) through December 31, 2011	-	-		(8,222)	(8,222)

Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778

Net loss for the six months ended June 30, 2012	-	-	-	(3,590)	(3,590)

Balance, June 30, 2012 (unaudited)	$2,156,250	$216	$24,784	$(11,812)	$13,188

(1)

Share amounts have been retroactively restated to reflect the effect of a dividend of approximately 0.139 shares for each outstanding share of common stock on July 1, 2011 and the contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

(2)	This number includes an aggregate of 281,250 shares that are subject to forfeiture if the overallotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the	February 24, 2011	February 24, 2011
	six months ended	(inception) through	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net Loss	$(3,590)	$(3,403)	$(11,812)
Adjustments to reconcile net loss to net cash used in operating activiites
Changes in operating assets and liabilities
Increase in accounts payable	3,250	-	3,250
Increase in accrued expenses	5,420	-	8,920
Total adjustments	8,670	-	12,170
Net provided by (used in) operating activities	5,080	(3,403)	358

Cash flows from financing activities:
Proceeds from notes payable to stockholders	-	100,000	100,000
Proceeds from issuance of common stock to initial stockholders	-	25,000	25,000
Payment of deferred offering costs	(5,000)	(118,021)	(123,021)
Net cash provided by financing activities	(5,000)	6,979	1,979

Net increase (decrease) in cash and cash equivalents	80	3,576	2,337
Cash and cash equivalents - beginning	2,257	-
Cash and cash equivalents - ending	$2,337	$3,576	$2,337

Supplemental disclosure of non-cash financing activity:
Increase in accrued expenses for deferred offering costs	$-	$79,000	$86,500

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Hyde Park Acquisition Corp. II (a company in the development stage) (the “Company”) was incorporated in Delaware on February 24, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At June 30, 2012, the Company had not yet commenced any operations. All activity through June 30, 2012 relates to the Company’s formation and initial public offering (“Offering”).

The registration statement for the Offering was declared effective on August 1, 2012. The Company consummated the Offering on August 7, 2012 and received proceeds net of underwriters discount of $73,312,500 and simultaneously raised $6,937,500 through the issuance of shares of common stock (“Sponsors’ Shares”) to the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) which are described in Note 4. The Company paid a total of $1,687,500 in underwriting discounts and commissions (not including deferred fees) and $190,650 for other costs and expenses related to the Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”)), including the proceeds of the Private Placement, is held in a trust account (“Trust Account”) and will be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of the initial Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons or entities will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company’s shares are listed on the Nasdaq Capital Markets (“Nasdaq”). Pursuant to the Nasdaq listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations, continued

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or provide stockholders with the opportunity to sell their shares of common stock to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (defined as a holder of Public Shares, including the Company’s Sponsors to the extent its Sponsors purchase Public Shares, provided that their status as “public stockholders” shall only exist with respect to such Public Shares), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders Shares (See Note 8), Sponsors’ Shares and any Public Shares they may have acquired in the Offering or the aftermarket in favor of the initial Business Combination, (2) not to convert any of their respective Founders Shares and Sponsors Shares in connection with any vote on a Business Combination, and (3) not to sell any of their respective Founders Shares and Sponsors Shares to the Company pursuant to any tender offer described above.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until May 1, 2014. If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares held by the Public Stockholders, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding Public Shares (defined as shares of the Company’s common stock sold in Offering (whether they are purchased in the Offering or thereafter in the open market), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be $10.50 per share (or approximately $10.41 per share if the over-allotment option (See Note 4) is exercised in full), plus any pro rata interest earned on the Trust Fund not previously released to the Company).

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form S-1, Amendment 6, for the period from February 24, 2011 (inception) through December 31, 2011, filed with Securities and Exchange Commission on May 16, 2012, and Form S-1, Amendment 3, for the period from February 24, 2011 (inception) through June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average shares was reduced for the effect of an aggregate of 281,250 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 24, 2011, the evaluation was performed for the tax year ended December 31, 2011, which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through June 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2012 through the date which the balance sheet was available to be issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the balance sheet.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies, continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 —Initial Public Offering and Private Placement

On August 7, 2012, the Company sold 7,500,000 shares of common stock at an offering price of $10.00 per share generating gross proceeds of $75,000,000 in the Offering.

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement with the sale of 693,750 Sponsors’ Shares to its initial stockholders at a price of $10.00 per share, generating total proceeds of $6,937,500. The Sponsors’ Shares are identical to the shares of common stock sold in the Offering. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The Sponsors are entitled to registration rights with respect to their Founders Shares and the Sponsors’ Shares, as well as any shares issued in payment of working capital loans made by the Sponsors or their affiliates to the Company, pursuant to a registration rights agreement. The holders of the majority of the Founders Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Sponsors’ Shares or shares issued in payment of working capital loans are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Sponsors have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid 2.25% of the gross proceeds of the Offering or $1,687,500 as underwriting discounts and commissions upon closing of the Offering.

The Company will also pay the underwriters in the Offering a deferred underwriting discount (“Deferred Commission”) of 2.75% of the gross proceeds of the Offering which is held in the Trust Account. The amount of any aggregate Deferred Commissions paid to the underwriters will be reduced by the amount of any Deferred Commission earned on shares of common stock which have been converted or tendered prior to or in connection with the completion of an initial Business Combination.

On the date of the Offering, the Company granted the underwriters a 45 day option to purchase up to 1,125,000 shares to cover over-allotments if any.

Note 5 – Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

Note 6—Notes Payable to Stockholders

The Company issued a $100,000 principal amount unsecured promissory note to the Company’s officers on April 20, 2011. The notes were non-interest bearing and payable on the earliest to occur of (i) April 27, 2013, as amended pursuant to a note amendment dated April 13, 2012, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. Due to the short-term nature of the notes, the fair value of the notes approximated their carrying amount. The Company repaid the notes from the proceeds of the Offering that were not placed in the Trust Account.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 7 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012.

Note 8 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, on April 28, 2011, a total of 2,524,391 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000 (the “Founders Shares”). Effective July 1, 2011, the Company’s Board of Directors authorized a stock dividend of approximately 0.139 shares for each outstanding share of common stock. On October 26, 2011, the Sponsors contributed an aggregate of 718,750 shares of the Company’s common stock to the Company’s capital at no cost to the Company, resulting in the Sponsors owning an aggregate of 2,156,250 shares of common stock (“Founders Shares”). After the effect of the stock dividend and the contribution, the Sponsors’ shares include an aggregate of 281,250 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of June 30, 2012, a total of 2,156,250 shares were issued and outstanding.

The Founder Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Hyde Park Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on February 24, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering (“Offering”) was declared effective on August 1, 2012. We consummated the Offering on August 7, 2012 and received proceeds net of underwriters discount of $73,312,500 and simultaneously raised $6,937,500 through the issuance of shares of common stock (“Sponsors’ Shares”) to the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”). Our management has broad discretion with respect to the specific application of the net proceeds of the offering and Sponsors’ Shares, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”), including the proceeds of the private placement of the Sponsor’s Shares, is held in a trust account (“Trust Account”) and will be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Offering on August 7, 2012 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred net losses of $3,384 and $5,163 for the three months ended June 30, 2012 and 2011 respectively. We incurred net losses of $3,590 and $3,403 for the six months ended June 30, 2012 and the period from February 24, 2011 (inception) through June 30, 2011 respectively. Total net losses incurred from February 24, 2011 (inception) through June 30, 2012 were $11,812. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2012, we had $2,337 in cash and cash equivalents. Our liquidity needs through June 30, 2012 were satisfied through the receipt of $25,000 from the sale of the founders’ shares, and loans from our officers in an aggregate amount of $100,000.

Of the proceeds of the Offering, net of commissions, of $73,712,500 and the proceeds of the private placement of $6,937,500, $78,750,000 was placed into the Trust Account. From the proceeds that were not placed into the Trust Account, $100,000 was used to pay off the notes payable to stockholders, and approximately $400,000 was used to pay expenses related to the Offering.

We intend to use substantially all of the net proceeds of the offering and the private placement described above, including the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that, upon consummation of this offering, the net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $375,000, will be sufficient to allow us to operate for at least the next 21 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

  $300,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

  $200,000 of expenses for the due diligence and investigation of a target business by our officers, directors and sponsors;

  $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

  $210,000 for the payment of the administrative fee to ProChannel Management LLC (of $10,000 per month for up to 21 months); and

  $555,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, we issued 2,524,391 shares of common stock to our sponsors for $25,000 in cash, at a purchase price of approximately $0.01 share, in connection with our organization, as follows:

	Number of
Name	Shares	Relationship to Us
Laurence S. Levy	1,166,008	Executive Chairman of the Board, Chief Executive Officer and Sponsor
Edward Levy	583,034	Executive Vice Chairman of the Board, President and Sponsor
Knott Partners, LP	268,160	Sponsor
Knott Partners Offshore Master Fund, L.P.	152,069	Sponsor
Shoshone Partners, L.P.	80,679	Sponsor
Mulsanne Partners, L.P.	33,221	Sponsor
David M. Knott	137,840	Sponsor
Matthew Campbell	68,920	Sponsor
Greg Rice	34,460	Sponsor

In May 2011, Edward Levy transferred an aggregate of 51,230 shares to Walter McLallen at the same purchase price originally paid by him for such shares. In June 2011, Laurence S. Levy transferred an aggregate of 583,004 shares to NMJ Trust II, a trust established for the benefit of Mr. Levy’s minor children.

In July 2011, we effected a stock dividend of approximately 0.139 shares for each outstanding share of common stock.

In October 2011, our sponsors contributed an aggregate of 718,750 shares of our common stock to our capital, resulting in our sponsors owning an aggregate of 2,156,250 founder’s shares. The sponsors received no consideration for this contribution. Such contribution was made solely to maintain the sponsors’ collective 20% ownership interest in our shares of common stock based on the current size of our initial public offering. Thereafter, our sponsors transferred an aggregate of 534,502 shares to certain third parties in private transfers at the same price originally paid by the sponsors for the transferred shares. In July 2012, Mr. Levy and NMJ Trust II each transferred an aggregate of 133,060 shares to The Springbok Irrevocable Trust in private transfers at the same price originally paid by the sponsors for the transferred shares. The current ownership of our shares of common stock is as follows:

	Number of
Name	Shares	Relationship to Us
Laurence S. Levy	250,000	Executive Chairman of the Board, Chief Executive Officer and Sponsor
NMJ Trust II	250,000	Affiliate of Laurence S. Levy
The Springbok Irrevocable Trust	266,120	Affiliate of Laurence S. Levy
Edward Levy	358,522	Executive Vice Chairman of the Board, President and Sponsor
Walter McLallen	24,539	Sponsor
Knott Partners, LP	162,172	Sponsor
Knott Partners Offshore Master Fund, L.P.	91,966	Sponsor
Shoshone Partners, L.P.	48,791	Sponsor
David M. Knott	83,077	Sponsor
Matt Campbell	103,846	Sponsor
Greg Rice	27,692	Sponsor
Steve Tananbaum	209,797	Sponsor
Calm Waters Partnership	38,851	Sponsor
Shelley Bergman	31,081	Sponsor
Richard Shuster	34,966	Sponsor
Gregory Weiss	3,885	Sponsor
1837 Partners LP	16,650	Sponsor
1837 Partners QP, LP	13,562	Sponsor
1837 Partners Ltd.	8,639	Sponsor
Barkley J. Stuart Revocable Trust	15,541	Sponsor
Diamond Jack Irrevocable Trust	15,540	Sponsor
Nicola Ziman	15,541	Sponsor
James Greenberg	15,541	Sponsor
Richard Klapow	23,311	Director and Sponsor
Jason Grant	23,310	Director and Sponsor
Mark Dalton	23,310	Director and Sponsor

All such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors.

On August 7, 2012, we consummated our initial public offering of 7,500,000 shares of common stock. The shares were sold at an offering price of $10.00 per share, generating gross proceeds of $75,000,000. Deutsche Bank Securities Inc. acted as the sole book-running manager of the initial public offering. EarlyBirdCapital, Inc. served as a co-manager. The shares sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-174030). The Securities and Exchange Commission declared the registration statement effective on August 1, 2012.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 693,750 shares of common stock at $10.00 per share, generating total proceeds of $6,937,500. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

We paid a total of $1,687,500 in underwriting discounts and commissions (not including deferred fees) and $190,650 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and sale of Sponsors’ Shares were $80,059,350. Of this amount, $78,750,000 we received from the sale of shares in the offering and private placement of sponsors’ shares was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description
31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDE PARK ACQUISITION CORP. II

By: /s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal executive officer and principal financial and accounting officer)

Date: September 14, 2012