Form 10-Q/A
period 2012-06-30
Hyde Park Acquisition Corp. II
filed 2012-10-03
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

Yes [  ]          No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]         No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,350,000 shares of common stock as of September 14, 2012

EXPLANATORY NOTE

Hyde Park Acquisition Corp II (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as filed with the Securities and Exchange Commission on September 14, 2012, solely to furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Quarterly Report other than the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language). This Amended Report does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report or modify or update in any way disclosures made in the Quarterly Report.

ITEM 6. EXHIBITS

The exhibits listed below are furnished as part of this amended Quarterly Report for the period ended June 30, 2012:

Exhibit No. Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDE PARK ACQUISITION CORP. II

By: /s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal executive officer and principal financial and
accounting officer)

Date: October 3, 2012