Form 10-Q
period 2012-09-30
Hyde Park Acquisition Corp. II
filed 2012-11-20
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________to_________

Commission file number: 001-35576

HYDE PARK ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-5156956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, 50th Floor, New York, New York 10110
(Address of principal executive offices)

(212) 644-3450
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,068,750 shares of common stock as of November 20, 2012

EXPLANATORY NOTE

Hyde Park Acquisition Corp. II (the "Company") is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”) in reliance on the relief granted by the Securities and Exchange Commission’s Order dated November 14, 2012 (Release No. 34-68224). The Company was not able to meet the original filing deadline of November 14, 2012 due to the effects of Hurricane Sandy and its aftermath. Specifically, the Company and its advisors, including the Company’s independent registered public accounting firm, are located in the greater New York City area, and the efforts to prepare the Form 10Q were significantly hampered due to the loss of electricity and telephone communications, as well as limitations on both public and private transportation, affecting facilities and available staff for an extended period.

HYDE PARK ACQUISITION CORP. II

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$939,160	$2,257
Prepaid expenses and other current assets	19,031	-
Total current assets	958,191	2,257

Restricted investments and cash equivalents held in Trust Account	78,762,600	-
Deferred offering costs associated with public offering	-	204,521
Total assets	$79,720,791	$206,778

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$44,104	$90,000
Notes payable to stockholders	-	100,000
Total liabilities	44,104	190,000

Commitments and contingencies

Common Stock, subject to possible conversion or tender, 7,101,632 shares at conversion value	74,567,134	-

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 2,967,118 shares issued and outstanding (excluding 7,101,632 shares subject to possible conversion or tender), as adjusted at September 30, 2012, and 2,156,250 shares issued and outstanding at December 31, 2011.(1)	297	216
Additional paid-in capital	5,163,307	24,784
Deficit accumulated during the development stage	(54,051)	(8,222)
Total stockholders’ equity	5,109,553	16,778

Total liabilities and stockholders’ equity	$79,720,791	$206,778

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				For the period	For the period
			For the	February 24, 2011	February 24, 2011
	For the three months		nine months	(inception)	(inception)
	ended September 30,		ended	through	through
	2012	2011	September 30, 2012	September 30, 2011	September 30, 2012
Formation and operating costs
Legal and professional fees	$34,393	$-	$34,393	$-	$34,393
Office expense - related party	20,000	-	20,000	$-	20,000
General and administrative expenses	625	1,332	4,215	4,735	12,437
Loss from operations	(55,018)	(1,332)	(58,608)	(4,735)	(66,830)

Interest income	12,779	-	12,779	-	12,779

Net loss	$(42,239)	$(1,332)	$(45,829)	$(4,735)	$(54,051)

Weighted average shares outstanding, basic and diluted (1),(2)	2,516,026	1,875,000	2,090,235	1,875,000

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

(1)

Share amounts have been retroactively restated to reflect the effect of (i) a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011, and (ii) contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

(2)	Share amounts exclude an aggregate of 281,250 shares that were subject to forfeiture (Note 6).

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 25, 2011 (Inception) through September 30, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock(1)		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000
Net loss for the period from February 24, 2011 (inception) through December 31, 2011	-	-		(8,222)	(8,222)
Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778
Sale of 7,500,000 shares on August 7, 2012, net of underwriters' discount and offering costs	7,500,000	750	72,767,488	-	72,768,238
Sale of 693,750 shares to Sponsors on August 7, 2012	693,750	69	6,937,431	-	6,937,500
Forfeiture of Founders' Shares in connection with the underwriters election to not exercise their over-allotment option	(281,250)	(28)	28	-	-
Net proceeds subject to possible redemption of 7,101,632 shares at redemption value	(7,101,632)	(710)	(74,566,424)	-	(74,567,134)
Net loss for the nine months ended September 30, 2012	-	-	-	(45,829)	(45,829)
Balance, September 30, 2012 (unaudited)	2,967,118	$297	$5,163,307	$(54,051)	$5,109,553

(1)

Share amounts have been retroactively restated to reflect the effect of (i) a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011, and (ii) contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the period	For the period
	For the	February 24, 2011	February 24, 2011
	nine months ended	(inception) through	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net Loss	$(45,829)	$(4,735)	$(54,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(12,600)	-	(12,600)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,031)	-	(19,031)
Accrued expenses	(45,896)	-	44,104
Net cash used in operating activities	(123,356)	(4,735)	(41,578)

Cash flows from investing activities:
Investment in restricted investments and cash equivalents held in trust account	(78,750,000)	-	(78,750,000)
Net cash used in investing activities	(78,750,000)	-	(78,750,000)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable to stockholders	(100,000)	100,000	-
Proceeds from the issuance of Founders' Shares	-	25,000	25,000
Proceeds from public offering, net of offering costs	73,121,850	-	73,121,850
Proceeds from the issuance of Sponsors' Shares	6,937,500	-	6,937,500
Payment of offering costs	(149,091)	(118,021)	(353,612)
Net cash provided by financing activities	79,810,259	6,979	79,730,738

Net increase in cash and cash equivalents	936,903	2,244	939,160
Cash and cash equivalents - beginning	2,257	-	-
Cash and cash equivalents - ending	$939,160	$2,244	$939,160

Supplemental disclosure of non-cash financing activity:
Increase in accrued expenses for deferred offering costs	$-	$79,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Hyde Park Acquisition Corp. II (the “Company”) was incorporated in Delaware on February 24, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through September 30, 2012 relates to the Company’s formation, initial public offering (“Offering”), and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

The registration statement for the Offering was declared effective on August 1, 2012. The Company consummated the Offering on August 7, 2012 and received proceeds net of underwriters discount of $73,312,500 and simultaneously raised $6,937,500 through the issuance of shares of common stock (“Sponsors’ Shares”) to the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”) which are described in Note 4. The Company paid a total of $1,687,500 in underwriting discounts and commissions (not including deferred fees) and $544,262 for other costs and expenses related to the Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”)), including the proceeds of the Private Placement, is held in a trust account (“Trust Account”) and is invested in United States government treasury bills having a maturity of 180 days or less. Funds held in the Trust Account may also be invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries, until the earlier of the consummation of the initial Business Combination or the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons or entities will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

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

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations, continued

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or provide stockholders with the opportunity to sell their shares of common stock to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder (defined as a holder of Public Shares, including the Company’s Sponsors to the extent the Sponsors purchase Public Shares, provided that their status as “public stockholders” shall only exist with respect to such Public Shares), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders’ Shares (See Note 6), Sponsors’ Shares and any Public Shares they may have acquired in the Offering or the aftermarket in favor of the initial Business Combination, (2) not to convert any of their respective Founders’ Shares and Sponsors’ Shares in connection with any vote on a Business Combination, and (3) not to sell any of their respective Founders’ Shares and Sponsors’ Shares to the Company pursuant to any tender offer described above.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until May 1, 2014. If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares held by the Public Stockholders, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares (defined as shares of the Company’s common stock sold in Offering (whether they are purchased in the Offering or thereafter in the open market), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (approximately $10.50 per Public Share as of September 30, 2012 plus any pro rata interest earned on the Trust Fund, net of taxes, not previously released to the Company).

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information refer to the financial statements and footnotes thereto included in the Company’s Form S-1, Amendment 6, for the period from February 24, 2011 (inception) through December 31, 2011, filed with Securities and Exchange Commission on May 16, 2012.

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

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2012, substantially all of the Company’s funds were held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

As of September 30, 2012, investment securities held in the Trust Account consisted of $78,762,140 in United States Treasury Bills and $460 of cash equivalents. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2012 are as follows: Gross

		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$78,762,140	$5,705	$78,767,845

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption at September 30, 2012 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Weighted average shares for all periods were reduced for the effect of an aggregate 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (See Note 6).

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies, continued

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

  Level 1. Quoted prices in active markets for identical assets or liabilities.

  Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

  Level 3. Significant unobservable inputs that cannot be corroborated by market data.

		Quoted prices	Quoted prices
	Condensed	in active markets	for similar assets	Significant
	Consolidated	for identical assets	or liabilities in	unobservable
	Balance Sheet	or liabilities	active markets	inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Restricted investments and cash equivalents held in the Trust Account:	$78,762,600	$78,768,305	$-	$-

Shares Subject to Possible Conversion or Tender

The Company accounts for its shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through September 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2012 through the date which the financial statements were available to be publicly issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement with the sale of 693,750 Sponsors’ Shares to the Sponsors at a price of $10.00 per share, generating total proceeds of $6,937,500. The Sponsors’ Shares are identical to the shares of common stock sold in the Offering. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The Sponsors are entitled to registration rights with respect to their Founders’ Shares and the Sponsors’ Shares, as well as any shares issued in payment of working capital loans made by the Sponsors or their affiliates to the Company, pursuant to a registration rights agreement. The holders of the majority of the Founders’ Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Sponsors’ Shares or shares issued in payment of working capital loans are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Sponsors have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 4 —Initial Public Offering and Private Placement, continued

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid 2.25% of the gross proceeds of the Offering, or $1,687,500, as underwriting discounts and commissions upon closing of the Offering.

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

On the date of the Offering, the Company granted the underwriters a 45 day option to purchase up to 1,125,000 shares to cover over-allotments if any, which expired unexercised on September 22, 2012.

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012. For the three and nine months ended September 30, 2012, the Company has paid $20,000 and $20,000, respectively, to the aforementioned affiliate which is reflected in the Statement of Operations as Office expense - related party.

Note 6 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the organization of the Company, on April 28, 2011, a total of 2,524,391 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000 (“Founders’ Shares”). Effective July 1, 2011, the Company’s Board of Directors authorized a stock dividend of approximately 0.139 shares for each outstanding share of common stock. On October 26, 2011, the Sponsors contributed an aggregate of 718,750 shares of the Company’s common stock to the Company’s capital at no cost to the Company. Share amounts have been retroactively restated to reflect the effect of the stock dividend and the Sponsors’ contribution to capital.

On September 15, 2012, an aggregate of 281,250 Founders’ Shares were forfeited upon the underwriters’ election not to exercise their over-allotment option, resulting in the Sponsors owning an aggregate of 1,875,000 shares of common stock.

As of September 30, 2012, 10,068,750 shares of the Company’s common stock were issued and outstanding, including 7,101,632 shares of common stock subject to possible conversion or tender.

The Founders’ Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.

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

The registration statement for our initial public offering (“Offering”) was declared effective on August 1, 2012. We consummated the Offering on August 7, 2012 and received proceeds net of underwriters discount of $72,768,238 and simultaneously raised $6,937,500 through the issuance of shares of common stock (“Sponsors’ Shares”) to the Company’s initial stockholders (collectively, the “Sponsors”) in a private placement (“Private Placement”). Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and Sponsors’ Shares, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities.

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Shares”), including the proceeds of the Private Placement, is held in a trust account (“Trust Account”) and was invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions.

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

We incurred net losses of $42,239 and $1,332 for the three months ended September 30, 2012 and 2011 respectively. We incurred net losses of $45,829 and $4,735 for the nine months ended September 30, 2012 and the period from February 24, 2011 (inception) through September 30, 2011, respectively. Total net losses incurred from February 24, 2011 (inception) through September 30, 2012 were $54,051. Costs incurred since inception consist primarily of legal and professional fees associated with our efforts to prepare our registration statement and thereupon become a public company registrant. During the three and nine months ended September 30, 2012, we also incurred $20,000 and $20,000, respectively, of office expenses payable to an affiliate of our Chief Executive Officer. Until we enter into a business combination, we will not have revenues.

Liquidity and Capital Resources

As of September 30, 2012, we had $939,160 in cash and cash equivalents. Investment securities in the Trust Account as of September 30, 2012 consisted of $78,762,140 in United States treasury bills with a maturity of 180 days or less, and $460 in cash equivalents. Funds held in the Trust Account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the Trust Account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for our working capital requirements.

After deducting $1,687,500 in underwriting discounts and commissions and $190,650 in offering expenses, the total net proceeds to us from the Offering and sale of Sponsors’ Shares were $80,059,350. Of this amount, $78,750,000 was deposited into the Trust Account. From the proceeds that were not placed into the Trust Account, $100,000 was used to pay the loans received from our officers, and $353,612 was used to pay expenses related to the Offering.

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

We believe that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $375,000) will be sufficient to allow us to operate for at least the next 19 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

  $295,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

  $200,000 of expenses for the due diligence and investigation of a target business by our officers, directors and Sponsors;

  $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

  $190,000 for the payment of the administrative fee to ProChannel Management LLC (of $10,000 per month for up to 19 months); and

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of the Offering and the Private Placement, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II −OTHER INFORMATION

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

In October 2011, our Sponsors contributed an aggregate of 718,750 shares of our common stock to our capital, resulting in our Sponsors owning an aggregate of 2,156,250 Founders’ Shares. The Sponsors received no consideration for this contribution. Such contribution was made solely to maintain the Sponsors’ collective 20% ownership interest in our shares of common stock based on the current size of our initial public offering. Thereafter, our Sponsors transferred an aggregate of 534,502 shares to certain third parties in private transfers at the same price originally paid by the Sponsors for the transferred shares. In July 2012, Mr. Levy and NMJ Trust II each transferred an aggregate of 133,060 shares to The Springbok Irrevocable Trust in private transfers at the same price originally paid by the Sponsors for the transferred shares. On September 15, 2012, an aggregate 281,250 Founders’ Shares were forfeited upon the underwriters’ election not to exercise their over-allotment option, resulting in the Sponsors owning an aggregate of 1,875,000 Founders’ Shares.

The current ownership of our unregistered shares of common stock is as follows:

Number of
Name	Shares	Relationship to Us
Laurence S. Levy	217,391	Executive Chairman of the Board, Chief Executive Officer and Sponsor
NMJ Trust II	217,391	Affiliate of Laurence S. Levy
The Springbok Irrevocable Trust	231,408	Affiliate of Laurence S. Levy
Edward Levy	311,758	Executive Vice Chairman of the Board, President and Sponsor
Walter McLallen	21,338	Sponsor
Knott Partners, LP	141,019	Sponsor
Knott Partners Offshore Master Fund, L.P.	79,970	Sponsor
Shoshone Partners, L.P.	42,427	Sponsor
David M. Knott	72,241	Sponsor
Matt Campbell	90,301	Sponsor
Greg Rice	24,080	Sponsor
Steve Tananbaum	182,432	Sponsor
Calm Waters Partnership	33,783	Sponsor
Shelley Bergman	27,027	Sponsor
Richard Shuster	30,405	Sponsor
Gregory Weiss	3,378	Sponsor
1837 Partners LP	14,478	Sponsor
1837 Partners QP, LP	11,793	Sponsor
1837 Partners Ltd.	7,512	Sponsor
Barkley J. Stuart Revocable Trust	13,515	Sponsor
Diamond Jack Irrevocable Trust	13,513	Sponsor
Nicola Ziman	13,515	Sponsor
James Greenberg	13,515	Sponsor
Richard Klapow	20,270	Director and Sponsor
Jason Grant	20,270	Director and Sponsor
Mark Dalton	20,270	Director and Sponsor

All such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors.

On August 7, 2012, we consummated the Offering of 7,500,000 shares of common stock. The shares were sold at an offering price of $10.00 per share, generating gross proceeds of $75,000,000. Deutsche Bank Securities Inc. acted as the sole book-running manager of the initial public offering. EarlyBirdCapital, Inc. served as a co-manager. The shares sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-174030). The Securities and Exchange Commission declared the registration statement effective on August 1, 2012.

Simultaneously with the consummation of the Offering, we consummated the Private Placement of 693,750 Sponsors’ shares at $10.00 per share, generating total proceeds of $6,937,500. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting $1,687,500 in underwriting discounts and commissions and $190,650 in offering expenses, the total net proceeds to us from the Offering and sale of Sponsors’ Shares were $80,059,350. Of this amount, $78,750,000 was deposited into the Trust Account. From the proceeds not placed in the Trust Account, we paid an additional $353,612 in expenses related to the Offering.

For a description of the use of the proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDE PARK ACQUISITION CORP. II

By: /s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal executive officer and principal financial and
accounting officer)

Date: November 20, 2012