Form 10-K
period 2012-12-31
Hyde Park Acquisition Corp. II
filed 2013-03-29
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-35576

HYDE PARK ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-5156956
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

500 Fifth Avenue, 50th Floor
New York, New York	10110
(Address of Principal Executive Offices)	(Zip Code)

(212) 644-3450
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]                                              No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ]                                              No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [X]                                              No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                                              No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                                              No [   ]

As of June 30, 2012 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 27, 2013, there were 10,068,750 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

HYDE PARK ACQUISITION CORP. II
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Hyde Park Acquisition Corp. II.

Introduction

We are a Delaware blank check company incorporated on February 24, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focusing on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing.

Company History

In April 2011, we issued an aggregate of 2,524,391 shares of our common stock, par value $0.0001, or “founders’ shares,” for an aggregate purchase price of $25,000, or approximately $0.01 per share. In July 2011, we affected a stock dividend of approximately 0.139 shares for each outstanding share of common stock. In October 2011, our existing stockholders, sometimes referred to herein as our “sponsors” or “initial stockholders,” contributed an aggregate of 718,750 founders’ shares to our capital at no cost to us, resulting in our sponsors owning an aggregate of 2,156,250 founders’ shares prior to our initial public offering.

On August 7, 2012, we consummated our initial public offering (“IPO”) of 7,500,000 shares of common stock. The shares of common stock were sold at an offering price of $10.00 per share, generating gross proceeds of $75,000,000. Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 693,750 shares of common stock, or “sponsors’ shares,” to our initial stockholders at a price of $10.00 per share, generating total proceeds of $6,937,500. We paid a total of $1,687,500 in underwriting discounts and commissions (not including deferred fees) and $544,262 for other costs and expenses related to the IPO.

On September 15, 2012, our sponsors forfeited an aggregate of 281,250 founders’ shares upon the underwriters’ election not to exercise the over-allotment option granted in connection with our IPO, resulting in the sponsors owning an aggregate of 1,875,000 founders’ shares and 693,750 sponsors’ shares.

Of the net proceeds from our IPO, $71,812,500, plus the $6,937,500 we received from the Private Placement, for an aggregate of $78,750,000, was placed in a trust account at Morgan Stanley Smith Barney, with Continental Stock Transfer & Trust Company acting as trustee. Except as described in this Form 10-K and the prospectus for our IPO, these proceeds will not be released until the earlier of the completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination by May 1, 2014.

Business Strategy

Our strategy is to invest in a business with barriers to competitive entry, a sustainable competitive advantage, a motivated and capable management team and attractive free cash returns on invested capital. Post acquisition, we intend to add value by working with management to achieve operational excellence, make prudent capital allocation decisions and consummate accretive acquisitions. We hope to create value by building the business rather than relying on financial leverage or asset trading to generate a return on invested capital.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position

With funds available for our initial business combination in the amount of $78,787,269 at December 31, 2012, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Offering Structure

Unlike other blank check companies which went public and sold units comprised of shares of common stock and warrants in their initial public offerings, we sold only shares of common stock in our IPO. Because the dilutive effects of the warrants found in the typical structure of other blank check initial public offerings is not present in our case, we believe we will be viewed more favorably by potential target companies when determining which company to engage in a business combination with.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the simultaneous Private Placement, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the Private Placement are intended to be applied generally toward effecting a business combination as described in our IPO prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors of our common stock will be investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our sponsors or members of our management team or special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than reimbursement of any out-of-pocket expenses. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsors. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm which is a member of FINRA that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitation that a target business or businesses have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

  financial condition and results of operation;

  growth potential;

  brand recognition and potential;

  experience and skill of management and availability of additional personnel;

  capital requirements;

  competitive position;

  barriers to entry;

  stage of development of the products, processes or services;

  existing distribution and potential for expansion;

  degree of current or potential market acceptance of the products, processes or services;

  proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

  impact of regulation on the business;

  regulatory environment of the industry;

  costs associated with effecting the business combination;

  industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

  macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”), the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account, net of taxes payable and deferred commissions, at the time of the execution of a definitive agreement for our initial business combination. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a business combination unless either we or our public shareholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

Stockholders May Not Have the Ability to Approve Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. We intend to consistently maintain our net tangible assets at the threshold level of $5,000,001. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares seek to convert or sell their shares to us in a tender offer) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait the 21 months in order to receive a pro rata share of the trust account.

Our sponsors and our officers and directors have agreed (1) to vote any shares owned by them in favor of any proposed business combination and (2) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination or sell any shares to us pursuant to any tender offer described above.

Stockholder Approval Procedures if Meeting Held

In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. None of our officers, directors, sponsors or their affiliates has indicated any intention to purchase additional shares at this time. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.

If holders of shares sold in our IPO indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, we may negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5,000,001 of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by us or our affiliates pursuant to such arrangements would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

If we seek stockholder approval of our initial business combination at a meeting called for such purpose, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). Alternatively, we may provide our stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). Our sponsors will not have conversion or tender rights with respect to any shares of common stock owned by them, directly or indirectly.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in our IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies in the past. With respect to those older blank check companies, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until 21 months from the date of our IPO prospectus (that is, until May 1, 2014) in the event that we have not completed our initial business combination by such date. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination by May 1, 2014 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination by May 1, 2014 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our officers have agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to do so. Additionally this agreement entered into by our officers specifically provides for two exceptions to the personal indemnity they have given: they will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.50 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their founders’ shares and sponsors’ shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, our officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to complete our initial business combination, without taking into account interest, if any, earned on the trust account, the initial per-share redemption price, based upon the prorated share of the aggregate amount then on deposit in the trust account (net of taxes payable), would be $10.50. The per share redemption price includes the deferred commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.50 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, if we are unable to complete our initial business combination within the prescribed time, we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 1, 2014. This may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO held in the trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

  our obligation to seek stockholder approval of our initial business combination or enter into a tender offer may delay the completion of a transaction; and

  our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets, as well as the fact that we did not issue warrants to purchase shares in our IPO, may give us a competitive advantage over public or privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

An investment in our shares of common stock involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our shares. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a blank check company in the development stage with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company in the development stage with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a business or entity. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until May 1, 2014 or later before receiving distributions from the trust account.

We have until May 1, 2014 to complete our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public stockholders may be forced to sell their public shares, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation currently authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 39,931,250 authorized but unissued shares of common stock available for issuance. Although we have no commitment as of this date, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

  may significantly reduce the equity interest of our existing investors;

  may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

  may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

  may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

  default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If the net proceeds of our IPO not being held in the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate until at least May 1, 2014, we may be unable to complete our initial business combination.

If the net proceeds of our IPO not being held in the trust account, together with the interest in the trust account that may be released to us for working capital purposes, are insufficient to allow us to operate until at least May 1, 2014, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and may be unable to complete our initial business combination.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our IPO and simultaneous private placement, approximately $1,000,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 0.5% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors to operate or may be forced to liquidate. Our sponsors, officers and directors are under no obligation to provide these funds and there is no assurance that these funds would be made available to us.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.50.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. Therefore, the per-share distribution from the trust account may be less than $10.50, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.50.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by May 1, 2014, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the May 1, 2014 deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Our directors may decide not to enforce the indemnification obligations of our officers, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.50 per public share and either of our officers asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such individual to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.50 per share.

Since we have not yet selected a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account, net of tax obligations and deferred commissions, at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account, net of tax obligations and deferred commissions, at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we are focusing on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing, we may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

Certain of our officers, directors and their affiliates may become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may in the future have affiliations with companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to convert their founders’ shares and sponsors’ shares, or to sell such shares to us in any tender offer, or to receive distributions with respect to such shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founders’ shares and sponsors’ shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

NASDAQ may delist our shares from quotation on its exchange which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

Our shares of common stock are currently listed on NASDAQ, a national securities exchange. However, our shares may not continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If NASDAQ delists our shares from trading on its exchange, we could face significant material adverse consequences, including:

  a limited availability of market quotations for our shares reduced liquidity with respect to our shares

  a determination that our common stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

  a limited amount of news and analyst coverage for our company; and

  a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds in the trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

  solely dependent upon the performance of a single business, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or alternatively seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion or sales, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 21 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we have a vote to approve our initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

If we seek stockholder approval of any business combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Accordingly, public stockholders owning 7,088,364 shares of our common stock may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed business combination. Furthermore, our $5,000,001 net tangible asset threshold is different than the more typical conversion threshold of between 20% and 40% and further allows holders of our shares of common stock the right to vote in favor of our initial business combination and elect to convert their shares. This different threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

If we hold a stockholders meeting to approve our initial business combination, public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our IPO.

If we seek stockholder approval of any business combination, we will offer each public stockholder (but not holders of our founders’ shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our IPO. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you hold more than 20% of the shares sold in our IPO and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

If we hold a meeting to approve our initial business combination, we may use funds in our trust account to purchase shares at the closing of our initial business combination from holders who have indicated an intention to convert their shares.

If holders of shares sold in our IPO indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, we may privately negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account. We will pay no more than the pro rata portion of the trust account to purchase such shares (plus any fees we may need to pay an aggregator to assist us with purchasing such shares). The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5,000,001 of net tangible assets upon consummation of the business combination where it appears that such requirements would otherwise not be met. This may result in the approval of a business combination that may not otherwise have been possible. Additionally, as a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the merger; and

  the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

Furthermore, because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred commissions or income or other tax obligations payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise taxes and income taxes payable. That is, if we seek stockholder approval of our initial business combination, the conversion price per share payable to public stockholders who elect to have their shares converted will be reduced by a larger percentage of the deferred commissions and taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares converted and remain our stockholders after the initial business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us.

If we hold a meeting to approve our initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any meeting held to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If, in connection with any meeting held to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the proceeds in our trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the proceeds from our IPO held in our trust account will be sufficient to allow us to consummate a business combination, because we have not yet identified a prospective target business, the capital requirements for any particular transaction remain to be determined. If the proceeds held in our trust account prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsors, officers and directors will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsors, officers and directors collectively own approximately 25.5% of our issued and outstanding shares of common stock. None of our sponsors, officers, directors or their affiliates has indicated any intention to purchase any shares of common stock from persons in the open market or in private transactions. However, our sponsors, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until our initial business combination, which may not take place until May 1, 2014. If there is an annual meeting, as a consequence of our “staggered” board of directors, only half of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our stockholders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial business combination.

Our sponsors are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our sponsors are entitled to demand that we register the resale of the sponsors’ shares and any shares our sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Since we have invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

  restrictions on the nature of our investments; and

  restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

  registration as an investment company;

  adoption of a specific form of corporate structure; and

  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete our initial business combination by May 1, 2014 may give potential target businesses leverage over us in negotiating our initial business combination.

We have until May 1, 2014 to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business, and our board of directors may not properly value such target business.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

  rules and regulations or currency conversion or corporate withholding taxes on individuals;

  tariffs and trade barriers;

  regulations related to customs and import/export matters;

  longer payment cycles;

  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

  currency fluctuations and exchange controls;

  challenges in collecting accounts receivable;

  cultural and language differences;

  employment regulations;

  crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

  deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only half of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our initial business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 500 Fifth Avenue, 50th floor, New York, NY 10110. The cost for this space is included in the $10,000 per-month fee that ProChannel Management, LLC, an affiliate of Laurence S. Levy, our Executive Chairman of the Board and Chief Executive Officer, charges us for general and administrative services pursuant to a letter agreement between us and ProChannel Management LLC, dated August 1, 2012. We believe, based on rents and fees for similar services in New York, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on NASDAQ under the symbol HPAC. The following table sets forth the high and low sales prices for our common stock for the periods indicated since our common stock commenced public trading on August 7, 2012.

	Common Stock
	High	Low
Fiscal 2013:
First Quarter*	$10.30	$10.10

Fiscal 2012:
Fourth Quarter	$10.29	$9.50
Third Quarter	$10.30	$9.76

__________________________
* Through March 27, 2013.

Holders

As of March 27, 2013, there were 28 holders of record of our common stock. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On May 6, 2011, we filed a registration statement on Form S-1 (File No. 333-174030) for our initial public offering, which was declared effective on August 1, 2012. On August 7, 2012 we closed our initial public offering of 7,500,000 shares at an offering price of $10.00 per share, generating total gross proceeds of $75,000,000. Deutsche Bank Securities Inc. acted as the representative of the underwriters for the initial public offering. Simultaneously with the offering, we consummated the private placement of 693,750 sponsors’ shares at $10.00 per share, generating total proceeds of $6,937,500.

We paid a total of $1,687,500 in underwriting discounts and $544,262 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $79,705,738 (which includes the $6,937,500 we received from the Private Placement), of which $78,750,000 was deposited into the trust account. The proceeds held in the trust account include $2,062,500, representing 2.75% of the gross proceeds of the offering, in deferred underwriting commissions that may be released to the underwriters only on completion of our initial business combination. The remaining proceeds of $955,738 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, we pay $10,000 per month to ProChannel Management, LLC for general and administrative services.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination or our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

Through March 27, 2013, we have withdrawn $47,209 from the interest income earned on the trust account for our working capital and tax obligations.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business

Purchases of Equity Securities by Issuer and Affiliates

On September 15, 2012, an aggregate 281,250 founders’ shares were forfeited upon the underwriters’ election not to exercise their over-allotment option granted in connection with our IPO. These shares were canceled upon return. No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

		For the period from
		February 24, 2011
	For the year ended	(inception) through
	December 31, 2012	December 31, 2011
Loss from operations	$(219,472)	$(8,222)
Net loss	$(181,497)	$(8,222)
Basic and diluted net loss per common share	$(0.08)	$-
Cash and cash equivalents	$743,748	$2,257
Restricted cash and cash equivalents held in trust account	$78,787,269	$-
Total assets	$79,620,645	$206,778
Common stock subject to possible conversion or tender at conversion value	$74,427,822	$-
Stockholders’ Equity	$5,113,197	$16,778

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a Delaware blank check company incorporated on February 24, 2011 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we intend to focus on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing.

Critical Accounting Policies

Fair value. Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

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

Shares subject to possible redemption. We account for our shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. Our shares feature certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Status as Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

Our entire activity from inception up to the closing of our initial public offering on August 7, 2012 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.

We incurred net losses of $181,497 and $8,222 for the year ended December 31, 2012 and for the period from February 24, 2011 (inception) through December 31, 2011, respectively.

Financial Condition and Liquidity

The net proceeds from our IPO and Private Placement, after deducting offering expenses of $544,262 and underwriting discounts of $1,687,500, were $79,705,738. Of this amount, $78,750,000 was placed in the trust account. The remaining $955,738 of net proceeds not in trust have been and will continue to be used for working capital purposes.

We intend to use the net proceeds of our initial public offering and Private Placement, including the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,062,500, representing 2.75% of the gross proceeds of the offering, in deferred underwriting commissions that may be released to the underwriters of our IPO only on completion of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

As of December 31, 2012, we had $743,748 in our operating bank accounts and $78,787,269 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of December 31, 2012, we have not withdrawn from the trust account any interest income for our working capital and tax obligations. As of December 31, 2012, $37,269 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. On February 8, 2013, we withdrew interest income of $47,209 from the trust account for our working capital and tax obligations. As of March 25, 2013, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.08%, 0.07% and 0.11%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We believe the funds not held in trust, plus the interest earned on the trust account balance that may be released to us, will be sufficient to fund our operations through at least May 1, 2014, assuming we have not consummated a business combination during that period of time.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business until we consummate our initial business combination. In order to finance transaction costs in connection with an intended initial business combination, our sponsors, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into shares of common stock of the post business combination entity at a price of $10.00 per share at the option of the lender. We believe the $10.00 purchase price of these shares will approximate the fair value of such shares when issued. However, if it is determined, at the time of issuance, that the fair value of such shares exceeds the $10.00 purchase price, we would record compensation expense for the excess of the fair value of the shares on the day of issuance over the $10.00 purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

Commencing on August 1, 2012 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee payable to ProChannel Management, LLC, an entity affiliated with Laurence Levy, of $10,000 per month for providing us with office space and certain general and administrative services. In addition, prior to our IPO, Laurence S. Levy and Edward Levy loaned an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. The loans were payable without interest on the earlier of (i) April 27, 2013, (ii) the date on which we consummated our initial public offering or (iii) the date on which we determined to not proceed with our IPO. We repaid these loans from the proceeds of our IPO that were not placed in the trust account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1+ Years
Fee payable to ProChannel
Management, LLC for office space and general and administrative services	$160,000	$120,000	$40,000
TOTAL	$160,000	$120,000	$40,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of our IPO and Private Placement, including amounts in the trust account, have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive, principal financial and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2012. Based on this evaluation, our principal executive, principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal year ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Laurence S. Levy	55	Executive Chairman of the Board and Chief Executive Officer
Edward Levy	48	Executive Vice Chairman of the Board and President
Mark Dalton	50	Director
Richard Klapow	53	Director
Jason Grant	40	Director

Laurence S. Levy has served as our Executive Chairman of the Board and Chief Executive Officer since our inception. From its inception in August 2006 until its acquisition of Essex Crane Rental Corp. in October 2008, Mr. Levy served as the Chairman of the Board and Chief Executive Officer of Hyde Park Acquisition Corp. Since October 2008, Mr. Levy has served as Chairman of the Board of Essex Rental Corp. (formerly Hyde Park Acquisition Corp.). From its inception in June 2004 until its acquisition of Lower Lakes Towing Ltd. and Grand River Navigation Company Inc. in March 2006, Mr. Levy served as the Chairman of the Board and Chief Executive Officer of Rand Acquisition Corp. Since March 2006, Mr. Levy has served as Chairman of the Board and Chief Executive Officer of Rand Logistics (formerly Rand Acquisition Corp.). Rand Logistics provides bulk freight shipping services throughout the Great Lakes region. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of several companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Regency Affiliates, Inc., a diversified public company, of which Mr. Levy is chairman, chief executive officer and president; and Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is chairman. Mr. Levy is a director of Sunbelt Holdings, Inc., a distributor of wine and spirits. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa and an M.B.A. from Harvard University, where he graduated as a Baker Scholar. He is a Chartered Accountant (South Africa). Mr. Levy is not related to Edward Levy.

We believe Mr. Levy is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Essex Rental and Rand Logistics.

Mr. Levy was also our “promoter,” as that term is defined under the Federal securities laws.

Edward Levy has served as our Executive Vice Chairman of the Board since October 2011 and President since our inception. From its inception in August 2006 until its acquisition of Essex Crane Rental Corp. in October 2008, Mr. Levy served as President and a member of the Board of Hyde Park Acquisition Corp. Since October 2008, Mr. Levy has served as Vice-Chairman of the Board of Directors of Essex Rental Corp. (formerly Hyde Park Acquisition Corp.) From its inception in June 2004 until its acquisition of Lower Lakes Towing Ltd. and Grand River Navigation Company Inc. in March 2006, Mr. Levy acted as special advisor to Rand Acquisition Corp. Since March 2006, Mr. Levy has served as President of Rand Logistics (formerly Rand Acquisition Corp.). Rand Logistics provides bulk freight shipping services throughout the Great Lakes region. Since March 2006, Mr. Levy has also served as Vice Chairman and Managing Director of Hyde Park Holdings. Since January 2008, he has also served as managing partner of Hyde Park Value Credit Fund, which manages two different credit strategies, including newly issued first and second lien corprate middle market loans and distressed corporate debt. Mr. Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.’s Leveraged Finance Group from June 2001 until December 2004. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Mr. Levy is currently a director of Derby Industries. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Securities Exchange Act of 1934 that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy is also a member of the board of directors of a number of privately-held companies. Mr. Levy received a B.A. from Connecticut College. Mr. Levy is not related to Laurence S. Levy.

We believe Mr. Levy is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Essex Rental and Rand Logistics.

Mark Dalton has served as a member of our board of directors since May 2012. Mr. Dalton has over 15 years of experience sourcing, diligencing and actively managing private equity investments, including restructuring, leveraged finance and capital markets experience. Mr. Dalton is currently the Managing Principal of Halsey Lane Holdings, LLC, a provider of private equity-focused advice to lenders who become unintended owners of reorganized companies. Prior to forming Halsey Lane in 2009, Mr. Dalton was a Managing Director of Avenue Capital Group, a distressed debt fund, from May 2007 to May 2009. From August 2001 to May 2007, Mr. Dalton served as Managing Director of Trimaran Fund Management, a private equity fund affiliated with CIBC, and from March 1994 to August 2001 as a Managing Director in the Leveraged Finance Group of CIBC World Markets Corp. and its predecessor The Argosy Group. Mr. Dalton has served on the board of directors of Panavision Inc, Standard Steel, LLC, Medical Staffing Network Healthcare, LLC, Vertis Communications, Accuride Corporation and FreightCar America Inc. Mr. Dalton holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the Kellogg School at Northwestern University.

We believe that Mr. Dalton is well-qualified to serve as a member of the board due to his experience investing in and advising a variety of companies in industries including transportation, healthcare, printing and media.

Richard Klapow has served as a member of our board of directors since April 2012. Mr. Klapow served as a managing director of Alinda Capital Partners, a private investment firm, from July 2008 until October 2012. From February 2001 until June 2008, Mr. Klapow was a managing director of Macquarie Capital, where he played a role in developing the firms’ principal acquisition platform in the U.S. From January 1998 through January 2001, Mr. Klapow was a managing director in the transportation group of Deutsche Bank Securities. Mr. Klapow has played a role in principal investments across a variety of industries including energy, transportation and telecommunications infrastructure. As a managing director of Macquarie Capital, Mr. Klapow led the $3.15 billion buyout of Duquesne Light Holdings, the first successful take-private of a U.S. utility, by a financial sponsor. Mr. Klapow received his M.B.A. from Boston University and his J.D. from Brooklyn Law School, where he was a member of the international law journal.

We believe Mr. Klapow is well-qualified to serve as a member of the board due to his experience in investing in a variety of industries including energy, transportation and telecommunications infrastructure, as well as his contacts and operational experience.

Jason Grant has served as a member of our board of directors since April 2012. Since July 2010, Mr. Grant has served as the Chief Financial Officer and Executive Vice President of United Maritime Group, LLC, an independent provider of dry-bulk logistics solutions and an integrated transportation and logistics service provider to the U.S. export coal and petroleum coke markets. From 2002 to June 2010, Mr. Grant was affiliated with Atlas Air Worldwide Holdings Inc., a global provider of outsourced aircraft and aviation operating services, most recently serving as its Chief Financial Officer and Senior Vice President. Prior to joining Atlas Air Worldwide, Mr. Grant served as a Manager of the Financial Planning and Financial Analysis Groups of American Airlines. Mr. Grant holds a Bachelor’s degree in Business Administration from Wilfrid Laurier University and a Master’s degree in business administration from Simon Fraser University in Canada.

We believe Mr. Grant is well-qualified to serve as a member of the board due to his public company experience operational experience and financial background.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Edward Levy and Jason Grant, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Laurence S. Levy, Mark Dalton and Richard Klapow, will expire at the second annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In August 2012, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Hyde Park Acquisition Corp. II, 500 Fifth Avenue, 50th Floor, New York, New York 10110.

Corporate Governance

Audit Committee

Effective August 2012, we established an audit committee of the board of directors, which consists of Mark Dalton, Richard Klapow and Jason Grant, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

  reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
  discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
  discussing with management major risk assessment and risk management policies;
  monitoring the independence of the independent auditor;
  verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
  reviewing and approving all related-party transactions;
  inquiring and discussing with management our compliance with applicable laws and regulations;
  pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
  appointing or replacing the independent auditor;
  determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
  establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
  approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Jason Grant qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective August 2012, we established a nominating committee of the board of directors, which consists of Mark Dalton, Richard Klapow and Jason Grant, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

  should have demonstrated notable or significant achievements in business, education or public service;
  should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
  should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. Commencing on August 1, 2012 through the acquisition of a target business, we have been paying and will pay ProChannel Management LLC, an affiliate of Laurence S. Levy, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Laurence S. Levy compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsors, member of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2013 by:

  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  each of our officers and directors; and

  all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Ownership (8)
Directors and Executive Officers:
Laurence S. Levy	767,565	(2)	7.6%
Edward Levy	354,550		3.5%
Mark Dalton	27,770		0.3%
Richard Klapow	27,770		0.3%
Jason Grant	27,770		0.3%
All directors and executive officers as a group (5 persons)	1,205,425		12.0%
Five Percent Holders:
David M. Knott(3)	521,512	(4)	5.2%
TD Asset Management Inc.	720,000	(5)	7.2%
CNH Partners, LLC	1,264,900	(6)	12.6%
Fir Tree Inc.	742,500	(7)	7.4%
Castle Creek Arbitrage, LLC	735,000	(8)	7.3%
AQR Diversified Arbitrage Fund	1,390,000	(9)	13.8%
___________________________
(1)	Unless otherwise indicated, the business address of each of the individuals is 500 Fifth Avenue, 50th Floor, New York, New York 10110.
(2)	Includes certain shares held by NMJ Trust II and The Springbok Irrevocable Trust, trusts established for the benefit of Mr. Levy’s minor children.
(3)	The business address of Mr. Knott is c/o Dorsett Management Corporation, 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.
(4)

Includes (a) 219,102 shares held by Knott Partners, LP, (b) 124,250 shares held by Knott Partners Offshore Master Fund, L.P. and (c) 65,919 shares held by Shoshone Partners, L.P. Mr. Knott controls such entities and therefore exercises voting and dispositive power over the shares held by such entities.

(5)

TD Asset Management Inc., with its principal business office located at Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2, is a wholly-owned subsidiary of TD Bank Financial Group. Information respecting TD Asset Management Inc. was derived from a Schedule 13G filed on August 15, 2012.

(6)

The principal business office of CNH Partners, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. Information respecting CNH Partners, LLC was derived from a Schedule 13G filed on September 6, 2012.

(7)

Includes shares held by Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) and Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital”). Fir Tree Inc. is the investment manager of each of Fir Tree Value and Fir Tree Capital. The principal business office of Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands. The principal business office of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. Information respecting Fir Tree Inc., Fir Tree Value and Fir Tree Capital was derived from a Schedule 13G filed on August 10, 2012.

(8)	Based upon 10,068,750 shares of our common stock outstanding on March 27, 2013.

(8)

Represents shares beneficially owned by Castle Creek Arbitrage, LLC by virtue of its investment decision and voting authority granted by its clients. Information respecting Castle Creek Arbitrage, LLC was derived from a Schedule 13G filed on February 12, 2013.

(9)

Includes shares held by AQR Diversified Arbitrage Fund, which AQR Capital Management, LLC serves as investment manager. Information respecting AQR Capital Management, LLC was derived from a Schedule 13G filed on February 14, 2013.

Our sponsors beneficially own approximately 25.5% of our issued and outstanding shares of common stock. Because of the ownership block held by our sponsors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founders’ shares outstanding prior to our IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, to be held until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (1) with respect to 50% of the founders’ shares, the last sales price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and with respect to the remaining 50% of the founders’ shares, the last sales price of our common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares may not sell or transfer their securities except (1) amongst themselves, to our officers, directors and employees, to a holder’s affiliates or its members upon its liquidation, (2) to relatives and trusts for estate planning purposes, (3) by virtue of the laws of descent and distribution upon death, (4) pursuant to a qualified domestic relations order, (5) by certain pledges to secure obligations incurred in connection with purchases of our securities or (6) by private sales made at or prior to the consummation of our initial business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our sponsors have agreed not to transfer, assign or sell any of the sponsors’ shares, purchased in our private placement that took place simultaneously with our IPO, until 30 days after the completion of our initial business combination.

In order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $10.00 per share. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2012, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2012, our sponsors purchased, pursuant to a written subscription agreement, an aggregate of 693,750 sponsors’ shares (for a total purchase price of $6,937,500) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The sponsors’ shares are identical to the shares sold in our IPO. Our sponsors agreed not to transfer, assign or sell any of the sponsors’ shares (except to certain permitted transferees), until 30 days after the completion of our initial business combination.

In September 2012, our sponsors forfeited an aggregate of 281,250 founders’ shares as a result of the underwriters of our IPO not exercising their over-allotment option. Such shares were immediately cancelled and we recorded a reduction to common stock for the par value of such shares, or approximately $28, and a corresponding increase to additional paid-in capital.

In order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $10.00 per share. If we do not complete a business combination, the loans will be forgiven.

The holders of our founders’ shares, as well as the holders of the sponsors’ shares and any shares our sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into on August 1, 2012. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the sponsors’ shares or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our IPO, Laurence S. Levy and Edward Levy had loaned to us an aggregate of $100,000 to cover expenses related to our IPO. The loans were payable without interest on the earlier of (i) April 27, 2013, (ii) the date on which we consummate our initial public offering or (iii) the date on which we determine to not proceed with our initial public offering. We repaid these loans from the proceeds of our IPO that were not placed in the trust account.

Commencing on August 1, 2012 through the earlier of our consummation of an initial business combination or liquidation, ProChannel Management LLC, an affiliate of Laurence S. Levy, has agreed to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay ProChannel Management LLC a fee of $10,000 per month for these services. Laurence S. Levy is the owner of the membership interests of ProChannel Management LLC. Accordingly, Laurence S. Levy will benefit from the transaction to the extent of his interest in ProChannel Management LLC. However, this arrangement is solely for our benefit and is not intended to provide Laurence S. Levy compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, have been, or will be, paid to any of our sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates are and will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our sponsors, officers or directors, unless we have obtained an opinion from an independent investment banking firm which is a member of FINRA and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our sponsors, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

We have determined that Mark Dalton, Richard Klapow and Jason Grant are “independent directors” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have had, and will continue to have, regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2012 and the period from February 24, 2011 (inception) through December 31, 2011, fees for our independent registered public accounting firm were $42,500 and $37,500, respectively.

Audit-Related Fees

During the year ended December 31, 2012 and the period from February 24, 2011 (inception) through December 31, 2011 audit related fees from our independent registered public accounting firm were $37,500 and $12,500, respectively.

Tax Fees

During the year ended December 31, 2012 and the period from February 24, 2011 (inception) through December 31, 2011, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the year ended December 31, 2012 and the period from February 24, 2011 (inception) through December 31, 2011, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until August 2012, the audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

	(1)	Consolidated Financial Statements:

Table of Contents to Financial Statements

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date

1.1	Underwriting Agreement, dated as of August 1, 2012, between the Company and Deutsche Bank Securities Inc. as representative of the several underwriters.	By Reference	S-1/A	June 15, 2012
3.1	Amended and Restated Certificate of Incorporation.	By Reference	S-1/A	July 23, 2012
3.2	By-laws.	By Reference	S-1/A	February 24, 2011
4.1	Specimen Common Stock Certificate.	By Reference	S-1/A	May 16, 2012
10.1	Form of Letter Agreement from each of the Registrant’s sponsors, officers and directors.	By Reference	S-1/A	May 16, 2012
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 16, 2012
10.3	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and holders of Founders’ shares.	By Reference	S-1/A	May 16, 2012
10.4	Form of Promissory Note issued to each of Laurence S. Levy and Edward Levy.	By Reference	S-1/A	February 24, 2011
10.5	Form of Registration Rights Agreement among the Registrant and the holders of Founders’ shares and Sponsors’ Shares.	By Reference	8-K	August 7, 2012
10.6	Subscription Agreements among the Registrant, Graubard Miller and each of Purchaser of Sponsors’ Shares.	By Reference	S-1/A	May 16, 2012
10.7	Administrative Services Agreement between the Registrant and ProChannel Management LLC.	By Reference	S-1/A	June 10, 2011
24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

Exhibit No.	Description	Included	Form	Filing Date

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Conversion Certification	By Reference	S-1/A	September 7, 2011
99.2	Form of Audit Committee Charter.	By Reference	S-1/A	June 15, 2012
99.3	Form of Nominating Commitee Charter.	By Reference	S-1/A	June 15, 2012
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2013.

HYDE PARK ACQUISITION CORP. II

By: /s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Hyde Park Acquisition Corp. II hereby constitute and appoint Laurence S. Levy, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Laurence S. Levy	Executive Chairman of the Board and Chief Executive Officer	March 29, 2013
Laurence S. Levy
/s/ Edward Levy	Executive Vice Chairman of the Board and President	March 29, 2013
Edward Levy
/s/ Mark Dalton	Director	March 29, 2013
Mark Dalton
/s/ Richard Klapow	Director	March 29, 2013
Richard Klapow
/s/ Jason Grant	Director	March 29, 2013
Jason Grant

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
Table of Contents to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Hyde Park Acquisition Corp. II

We have audited the accompanying balance sheets of Hyde Park Acquisition Corp. II (a company in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012, the period from February 24, 2011 (inception) through December 31, 2011 and the period from February 24, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Hyde Park Acquisition Corp. II (a company in the development stage), as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from February 24, 2011 (inception) through December 31, 2011 and the period from February 24, 2011 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 29, 2013

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$743,748	$2,257
Prepaid expenses and other current assets	89,628	-
Total current assets	833,376	2,257

Restricted investments and cash equivalents held in Trust Account	78,787,269	-
Deferred offering costs associated with public offering	-	204,521
Total assets	$79,620,645	$206,778

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$14,978	$90,000
Accrued Delaware franchise tax	64,648	-
Notes payable to stockholders	-	100,000
Total liabilities	79,626	190,000

Commitments and contingencies

Common Stock, subject to possible conversion or tender, 7,088,364 and 0 shares at conversion value at December 31, 2012 and 2011, respectively(1)	74,427,822	-

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 2,980,386 shares issued and outstanding (excluding 7,088,364 shares subject to possible conversion or tender), as adjusted at December 31, 2012, and 2,156,250 shares issued and outstanding at December 31, 2011.	298	216
Additional paid-in capital	5,302,618	24,784
Deficit accumulated during the development stage	(189,719)	(8,222)
Total stockholders’ equity	5,113,197	16,778

Total liabilities and stockholders’ equity	$79,620,645	$206,778

(1)	As a result of changes in the Company's net tangible assets, a total of 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2012.

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS

		For the Period	For the Period
		February 24, 2011	February 24, 2011
		(Inception)	(Inception)
	For the Year Ended	Through	Through
	December 31, 2012	December 31, 2011	December 31, 2012
Formation and operating costs
Legal and professional fees	$77,350	$-	$77,350
Office expense - related party	50,000	-	50,000
General and administrative expenses	92,122	8,222	100,344
Loss from operations	(219,472)	(8,222)	(227,694)

Interest income	37,975	-	37,975

Net loss	$(181,497)	$(8,222)	$(189,719)

Weighted average shares outstanding, basic and diluted (1)(2)(3)	2,312,377	1,875,000

Basic and diluted net loss per common share	$(0.08)	$(0.00)

(1)	Share amounts have been retroactively restated to reflect the effect of (i) a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011, and (ii) contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

(2)	Share amounts excluded an aggregate of 281,250 shares that were subject to forfeiture. These shares were forfeited on September 22, 2012 (See Note 7).

(3)	Excludes 7,088,364 and 0 shares subject to possible conversion or tender at December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 24, 2011 (Inception) through December 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock(1)		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000
Net loss for the period from February 24, 2011 (inception) through December 31, 2011	-	-		(8,222)	(8,222)
Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778
Sale of 7,500,000 shares on August 7, 2012, net of underwriters' discount and offering costs	7,500,000	750	72,767,488	-	72,768,238
Sale of 693,750 shares to Sponsors on August 7, 2012	693,750	69	6,937,431	-	6,937,500
Forfeiture of Founders' Shares in connection with the underwriters election to not exercise their over-allotment option	(281,250)	(28)	28	-	-
Net proceeds subject to possible redemption of 7,088,364 shares at redemption value (2)	(7,088,364)	(709)	(74,427,113)	-	(74,427,822)
Net loss for the year ended December 31, 2012	-	-	-	(181,497)	(181,497)
Balance, December 31, 2012	2,980,386	$298	$5,302,618	$(189,719)	$5,113,197

(1)

Share amounts have been retroactively restated to reflect the effect of (i) a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011, and (ii) contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

(2)	As a result of changes in the Company's net tangible assets, a total of 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2012.

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For the	February 24, 2011	February 24, 2011
	Year Ended	(Inception) Through	(Inception) Through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:
Net Loss	$(181,497)	$(8,222)	$(189,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(37,269)	-	(37,269)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89,628)	-	(89,628)
Accrued liabilities	(10,374)	3,500	79,626
Net cash used in operating activities	(318,768)	(4,722)	(236,990)

Cash flows from investing activities:
Investment in restricted investments and cash equivalents held in trust account	(78,750,000)	-	(78,750,000)
Net cash used in investing activities	(78,750,000)	-	(78,750,000)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable to stockholders	(100,000)	100,000	-
Proceeds from the issuance of Founders' Shares	-	25,000	25,000
Proceeds from public offering, net of offering costs	73,121,850	-	73,121,850
Proceeds from the issuance of Sponsors' Shares	6,937,500	-	6,937,500
Payment of offering costs	(149,091)	(118,021)	(353,612)
Net cash provided by financing activities	79,810,259	6,979	79,730,738

Net increase in cash and cash equivalents	741,491	2,257	743,748
Cash and cash equivalents - beginning	2,257	-	-
Cash and cash equivalents - ending	$743,748	$2,257	$743,748

Supplemental disclosure of non-cash financing activity:
Increase in accrued expenses for deferred offering costs	$-	$86,500	$-

The accompanying notes are an integral part of these financial statements.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

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

As of December 31, 2012 the Company had not commenced any operation. All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“Offering”), and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”), including the proceeds of the Private Placement), is held in a trust account (“Trust Account”) and is invested in United States government treasury bills having a maturity of 180 days or less. Funds held in the Trust Account may also be invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest solely in U.S. treasuries, until the earlier of the consummation of the initial Business Combination or the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons or entities will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.

The Company’s shares are listed on the NASDAQ Capital Markets (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account, net of deferred commissions and tax obligations, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations, continued

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or provide stockholders with the opportunity to sell their shares of common stock to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. The Company intends to consistently maintain its net tangible assets at the threshold level of $5,000,001. Notwithstanding the foregoing, a Public Stockholder (defined as a holder of Public Shares, including the Company’s Sponsors to the extent the Sponsors purchase Public Shares, provided that their status as “public stockholders” shall only exist with respect to such Public Shares), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders’ Shares (See Note 7), Sponsors’ Shares and any Public Shares they may have acquired in the Offering or the aftermarket in favor of the initial Business Combination, (2) not to convert any of their respective Founders’ Shares and Sponsors’ Shares in connection with any vote on a Business Combination, and (3) not to sell any of their respective Founders’ Shares and Sponsors’ Shares to the Company pursuant to any tender offer described above.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until May 1, 2014. If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares held by the Public Stockholders, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares (defined as shares of the Company’s common stock sold in Offering (whether they are purchased in the Offering or thereafter in the open market), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account ($10.50 per Public Share as of December 31, 2012 plus any pro rata interest earned on the Trust Fund, net of taxes, not previously released to the Company).

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 2 — Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules of the Securities and Exchange Commission (“SEC”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

The Company is considered to be a development stage company, and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is subject to all of the risks associated with development stage companies.

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2012, substantially all of the Company’s funds were held at one financial institution.

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

As of December 31, 2012, investment securities held in the Trust Account consisted of $78,786,810 in a United States Treasury Bill, which matures on February 7, 2013 and $459 of cash equivalents. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 3 — Significant Accounting Policies, continued

Restricted Investments and Cash Equivalents Held in Trust Account, continued

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2012 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$78,786,810	$7,826	$78,794,636

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,088,364 shares at December 31, 2012 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Weighted average shares for the year ended December 31, 2012 and for the period February 24, 2011 (inception) through December 31, 2012 were reduced for the effect of an aggregate 281,250 shares of common stock that were forfeited on September 15, 2012, the date upon which the underwriters’ over-allotment option expired (See Note 7).

Shares Subject to Possible Conversion or Tender

The Company accounts for its shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 24, 2011, the evaluation was performed for the tax years ended December 31, 2012 and 2011, which are the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through December 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2012 through the date which the financial statements were available to be publicly issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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
Notes to Financial Statements

Note 4 —Initial Public Offering and Private Placement, continued

The Company will also pay the underwriters in the Offering a deferred underwriting discount (“Deferred Commission”) of 2.75% of the gross proceeds of the Offering which is held in the Trust Account. The amount of any aggregate Deferred Commissions paid to the underwriters will be reduced by the amount of any Deferred Commission earned on shares of common stock which have been converted or tendered in connection with the completion of an initial Business Combination.

On the date of the Offering, the Company granted the underwriters a 45 day option to purchase up to 1,125,000 shares to cover over-allotments if any, which expired unexercised on September 22, 2012.

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012. During the year ended December 31, 2012, the Company has paid $50,000 to the aforementioned affiliate, which is reflected in the Statement of Operations as Office expense - related party.

Note 6—Income Taxes

The Company’s deferred tax assets are as follows:

	December 31,
	2012	2011
Net operating loss carryforwards	$75,477	$3,289
Total deferred tax assets	75,477	3,289
Less: Valuation allowance	(75,477)	(3,289)
Net deferred tax assets	$-	$-

The Company has a net operating loss of approximately $188,693 that expires between 2031 and 2032. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2012 and 2011.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 6—Income Taxes, continued

The Company established a valuation allowance of $75,477 and $3,289 as of December 31, 2012 and 2011, which fully offset the deferred tax assets of $75,477 and $3,289, respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $180,471 and $8,222 for the year ended December 31, 2012 and the period from February 24, 2011 (inception) through December 31, 2011, respectively. Effective tax rates differ from statutory rates. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at December 31, 2012 is as follows:

		For the Period
		February 24, 2011
	For the Year Ended	(inception) through
	December 31, 2012	December 31, 2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax	(6.0)%	(6.0)%
Permanent difference:
Meals and entertainment	0.2%	- %
Increase in valuation allowance	39.8%	40.0%
Effective income tax rate	- %	- %

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2012, there are no shares of preferred stock issued or outstanding.

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

On September 15, 2012, an aggregate of 281,250 Founders’ Shares were forfeited upon the underwriters’ election not to exercise their over-allotment option, resulting in the Sponsors owning an aggregate of 1,875,000 Founders shares.

As of December 31, 2012, 10,068,750 shares of the Company’s common stock were issued and outstanding, including 7,088,364 shares of common stock subject to possible conversion or tender.

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

Note 8 —Subsequent Event

On February 8, 2013, the Company withdrew $47,209 from the interest earned on the trust account for its working capital and tax obligations.