Form 10-Q
period 2013-03-31
Hyde Park Acquisition Corp. II
filed 2013-05-15
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

Yes [X]                                          No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,068,750 shares of common stock as of May 13, 2013.

HYDE PARK ACQUISITION CORP. II

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	As of March 31,	As of December
	2013	31, 2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$657,132	$743,748
Prepaid expenses and other current assets	23,500	89,628
Total current assets	680,632	833,376

Restricted investments and cash equivalents held in Trust Account	78,761,318	78,787,269
Total assets	$79,441,950	$79,620,645

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$75,309	$14,978
Accrued Delaware franchise tax	99,736	64,648
Total liabilities	175,045	79,626

Commitments and contingencies

Common Stock, subject to possible conversion or tender, 7,061,555 and 7,088,364 shares at conversion value at March 31, 2013 and December 31, 2012, respectively(1)	74,146,328	74,427,822

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 3,007,195 shares issued and outstanding (excluding 7,061,555 shares subject to possible conversion or tender) at March 31, 2013 and 2,980,386 shares issued and outstanding (excluding 7,088,364 shares subject to possible conversion or tender) at December 31, 2012.	300	298
Additional paid-in capital	5,584,110	5,302,618
Deficit accumulated during the development stage	(463,833)	(189,719)
Total stockholders’ equity	5,120,577	5,113,197

Total liabilities and stockholders’ equity	$79,441,950	$79,620,645

(1)

As a result of changes in the Company's net tangible assets, a total of 7,061,555 and 7,088,364 shares of common stock were subject to conversion or tender at March 31, 2013 and December 31, 2012, respectively

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			February 24, 2011
	For the Three	For The Three	(Inception)
	Months Ended	Months Ended	Through
	March 31, 2013	March 31, 2012	March 31, 2013
Formation and operating costs
Legal and professional fees	$181,059	$-	$258,409
Office expense - related party	30,000	-	80,000
General and administrative expenses	84,904	206	185,248
Loss from operations	(295,963)	(206)	(523,657)

Interest income	21,849	-	59,824

Net loss	$(274,114)	$(206)	$(463,833)

Weighted average shares outstanding, basic and diluted (1)(2)	2,980,684	1,875,000

Basic and diluted net loss per common share	$(0.09)	$(0.00)

(1)	For the three months ended March 31, 2012, share amounts excluded an aggregate of 281,250 shares that were subject to forfeiture. These shares were forfeited on September 22, 2012 (See Note 6).
(2)	For the three months ended March 31, 2013, share amounts excluded 7,061,555 shares subject to possible conversion or tender .

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 24, 2011 (Inception) through March 31, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-

Common stock issued at approximately $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000

Net loss for the period from February 24, 2011 (inception) through December 31, 2011
	-	-		(8,222)	(8,222)
Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778

Sale of 7,500,000 shares on August 7, 2012, net of underwriters' discount and offering costs	7,500,000	750	72,767,488	-	72,768,238

Sale of 693,750 shares to Sponsors on August 7, 2012	693,750	69	6,937,431	-	6,937,500

Forfeiture of Founders' Shares in connection with the underwriters election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Net proceeds subject to possible redemption of 7,088,364 shares at redemption value (1)	(7,088,364)	(709)	(74,427,113)	-	(74,427,822)

Net loss for the year ended December 31, 2012	-	-	-	(181,497)	(181,497)

Balance, December 31, 2012	2,980,386	$298	$5,302,618	$(189,719)	$5,113,197

Change in net proceeds subject to possible redemption(2)	26,809	2	281,492	-	281,494

Net loss for the three months ended March 31, 2013	-	-	-	(274,114)	(274,114)

Balance, March 31, 2013 (unaudited)	3,007,195	$300	$5,584,110	$(463,833)	$5,120,577

(1)	As a result of changes in the Company's net tangible assets, a total of 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2012.
(2)	As a result of changes in the Company's net tangible assets, a total of 7,061,555 shares of common stock were subject to conversion or tender at March 31, 2013.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	For the Period February
	Months Ended	Months Ended	24, 2011 (Inception)
	March 31, 2013	March 31, 2012	Through March 31, 2013

Cash flows from operating activities:
Net Loss	$(274,114)	$(206)	$(463,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(21,508)	-	(58,777)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66,128	-	(23,500)
Accrued liabilities	95,419	-	175,045
Net cash used in operating activities	(134,075)	(206)	(371,065)

Cash flows from investing activities:
Investment in restricted investments and cash equivalents held in trust account.	-	-	(78,750,000)
Proceeds from redemption of restricted investments and cash equivalents held in trust account	47,459	-	47,459
Net cash provided by (used in) investing activities	47,459	-	(78,702,541)

Cash flows from financing activities:
Proceeds from the issuance of Founders' Shares	-	-	25,000
Proceeds from public offering, net of offering costs	-	-	73,121,850
Proceeds from the issuance of Sponsors' Shares	-	-	6,937,500
Payment of offering costs	-	-	(353,612)
Net cash provided by financing activities	-	-	79,730,738

Net (decrease) increase in cash and cash equivalents	(86,616)	(206)	657,132
Cash and cash equivalents - beginning	743,748	2,257	-
Cash and cash equivalents - ending	$657,132	$2,051	$657,132

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

As of March 31, 2013 the Company had not commenced any operations. All activity through March 31, 2013 relates to the Company’s formation, initial public offering (“Offering”), and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”), including the proceeds of the Private Placement), was placed in a trust account (“Trust Account”) and is invested in United States government treasury bills having a maturity of 180 days or less. Funds held in the Trust Account may also be invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest solely in U.S. treasuries, until the earlier of the consummation of the initial Business Combination or the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons or entities will execute such agreements. The Company’s officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

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

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations, continued

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or provide stockholders with the opportunity to sell their shares of common stock to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. The Company intends to consistently maintain its net tangible assets at the threshold level of $5,000,001. Notwithstanding the foregoing, a Public Stockholder (defined as a holder of Public Shares, including the Company’s Sponsors to the extent the Sponsors purchase Public Shares, provided that their status as “public stockholders” shall only exist with respect to such Public Shares), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders’ Shares (See Note 6), Sponsors’ Shares and any Public Shares they may have acquired in the Offering or the aftermarket in favor of the initial Business Combination and (2) not to convert any of their respective Founders’ Shares and Sponsors’ Shares in connection with any vote on a Business Combination. The Sponsors have also agreed not to sell any of their respective Founders’ Shares and Sponsors’ Shares to the Company pursuant to any tender offer described above.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until May 1, 2014. If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares held by the Public Stockholders, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares (defined as shares of the Company’s common stock sold in Offering (whether they are purchased in the Offering or thereafter in the open market), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account ($10.50 per Public Share as of March 31, 2013 plus any pro rata interest earned on the Trust Fund, net of taxes, not previously released to the Company).

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with Securities and Exchange Commission on March 29, 2013.

The Company is considered to be a development stage company, and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is subject to all of the risks associated with development stage companies.

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2013, substantially all of the Company’s funds were held at one financial institution.

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

As of March 31, 2013, investment securities held in the Trust Account consisted of $78,760,704 in United States Treasury Bills, which mature on August 8, 2013 and $614 of cash equivalents. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies, continued

Restricted Investments and Cash Equivalents Held in Trust Account, continued

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2013 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$78,760,704	$3,872	$78,764,576

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,061,555 shares at March 31, 2013 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Weighted average shares for the three months ended March 31, 2012 were reduced for the effect of an aggregate 281,250 shares of common stock that were forfeited on September 15, 2012, the date upon which the underwriters’ over-allotment option expired (See Note 6).

Shares Subject to Possible Conversion or Tender

The Company accounts for its shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2013 and December 31, 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through March 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2013 through the date which the financial statements were available to be publicly issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement with the sale of 693,750 Sponsors’ Shares to the Sponsors at a price of $10.00 per share, generating total proceeds of $6,937,500. The Sponsors’ Shares are identical to the shares of common stock sold in the Offering. However, the purchasers have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

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

Note 5 —Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012. During the three months ended March 31, 2013 and 2012, and for the period from February 24, 2011 (inception) through March 31, 2013, the Company has paid $30,000, $0, and $80,000, respectively to the aforementioned affiliate, which is reflected in the Statement of Operations as Office expense - related party.

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

As of March 31, 2013, 10,068,750 shares of the Company’s common stock were issued and outstanding, including 7,061,555 shares of common stock subject to possible conversion or tender.

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

Overview

We are a Delaware blank check company in the development stage, formed on February 24, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are currently focusing on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing.

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

We incurred net losses of $274,114 and $206 for the three months ended March 31, 2013 and 2012, respectively. Total net losses incurred from February 24, 2011 (inception) through March 31, 2013 were $463,833. Costs incurred since inception consist primarily of legal and professional fees associated with preparing our registration statement for the Offering and thereupon becoming a public company registrant, our efforts to locate a suitable target business combination candidate and performing due diligence on such candidates. During the three months ended March 31, 2013 and 2012 and during the period from February 24, 2011 (inception) through March 31, 2013, we also incurred $30,000, $0, and $80,000, respectively, of office expenses payable to an affiliate of our Chief Executive Officer. Until we consummate a business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2013, we had $657,132 in cash and cash equivalents. Investment securities in the Trust Account as of March 31, 2013 consisted of $78,760,704 in United States treasury bills with a maturity of 180 days or less, and $614 in cash equivalents. Funds held in the Trust Account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the Trust Account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for our working capital requirements.

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

We believe that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $158,000) will be sufficient to allow us to operate for at least the next 13 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

• $139,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;
• $162,000 of expenses for the due diligence and investigation of a target business by our officers, directors and Sponsors;
• $66,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
• $130,000 for the payment of the administrative fee to ProChannel Management LLC (of $10,000 per month for up to 13 months); and
• $396,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current ownership of our unregistered shares of common stock is as follows:

	Number of
Name	Shares	Relationship to Us
Laurence S. Levy	217,391	Executive Chairman of the Board, Chief Executive Officer and Sponsor
NMJ Trust II	217,391	Affiliate of Laurence S. Levy
The Springbok Irrevocable Trust	231,408	Affiliate of Laurence S. Levy Executive Vice Chairman of the Board,
Edward Levy	311,758	President and Sponsor
Walter McLallen	21,338	Sponsor
Knott Partners, LP	141,019	Sponsor
Knott Partners Offshore Master Fund, L.P.	79,970	Sponsor
Shoshone Partners, L.P.	42,427	Sponsor
David M. Knott	72,241	Sponsor
Matt Campbell	90,301	Sponsor
Greg Rice	24,080	Sponsor
Steve Tananbaum	182,432	Sponsor
Calm Waters Partnership	33,783	Sponsor
Shelley Bergman	27,027	Sponsor
Richard Shuster	30,405	Sponsor
Gregory Weiss	3,378	Sponsor
1837 Partners LP	14,478	Sponsor
1837 Partners QP, LP	11,793	Sponsor
1837 Partners Ltd.	7,512	Sponsor
Barkley J. Stuart Revocable Trust	13,515	Sponsor
Diamond Jack Irrevocable Trust	13,513	Sponsor
Nicola Ziman	13,515	Sponsor
James Greenberg	13,515	Sponsor
Richard Klapow	20,270	Director and Sponsor
Jason Grant	20,270	Director and Sponsor
Mark Dalton	20,270	Director and Sponsor

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

For a description of the use of the proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

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

Date: May 15, 2013	HYDE PARK ACQUISITION CORP. II

By: /s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal executive officer and principal financial and
accounting officer)