Form 10-Q
period 2013-06-30
Hyde Park Acquisition Corp. II
filed 2013-08-13
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-35576

HYDE PARK ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-5156956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, 50th Floor, New York, New York 10110
(Address of principal executive offices)

(212) 644-3450
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ x ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ x ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,068,750 shares of common stock as of August 12, 2013.

HYDE PARK ACQUISITION CORP. II

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$578,032	$743,748
Prepaid expenses and other current assets	6,750	89,628
Total current assets	584,782	833,376

Restricted investments and cash equivalents held in Trust Account	78,781,125	78,787,269
Total assets	$79,365,907	$79,620,645

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$188,374	$14,978
Accrued Delaware franchise tax	134,824	64,648
Total liabilities	323,198	79,626

Commitments and contingencies

Common Stock, subject to possible conversion or tender, 7,039,629 and 7,088,364 shares at conversion value at June 30, 2013 and December 31, 2012, respectively(1)	73,916,105	74,427,822

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 3,029,121 shares issued and outstanding (excluding 7,039,629 shares subject to possible conversion or tender) at June 30, 2013 and 2,980,386 shares issued and outstanding (excluding 7,088,364 shares subject to possible conversion or tender) at December 31, 2012.	303	298
Additional paid-in capital	5,814,330	5,302,618
Deficit accumulated during the development stage	(688,029)	(189,719)
Total stockholders’ equity	5,126,604	5,113,197

Total liabilities and stockholders’ equity	$79,365,907	$79,620,645

(1)

As a result of changes in the Company's net tangible assets, a total of 7,039,629 and 7,088,364 shares of common stock were subject to conversion or tender at June 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					February 24, 2011
					(Inception)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Through
	2013	2012	2013	2012	June 30, 2013
Formation and operating costs
Legal and professional fees	$171,343	$-	$352,402	$-	$429,752
Office expense - related party	30,000	-	60,000	-	110,000
General and administrative expenses	42,997	3,384	127,901	3,590	228,245
Loss from operations	(244,340)	(3,384)	(540,303)	(3,590)	(767,997)

Interest income	20,144	-	41,993	-	79,968

Net loss	$(224,196)	$(3,384)	$(498,310)	$(3,590)	$(688,029)

Weighted average shares outstanding, basic and diluted (1)(2)	3,007,436	1,875,000	2,994,134	1,875,000

Basic and diluted net loss per common share	$(0.07)	$(0.00)	$(0.17)	$(0.00)

(1) For the three and six months ended June 30, 2012, share amounts excluded an aggregate of 281,250 shares that were subject to forfeiture. These shares were forfeited on September 22, 2012 (See Note 6).
(2) For the three and six months ended June 30, 2013, share amounts excluded shares subject to possible conversion or tender, which as of June 30, 2013 were 7,039,629

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 24, 2011 (Inception) through June 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-
Common stock issued at approximately $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000
Net loss for the period from February 24, 2011 (inception) through December 31, 2011	-	-		(8,222)	(8,222)
Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778
Sale of 7,500,000 shares on August 7, 2012, net of underwriters' discount and offering costs	7,500,000	750	72,767,488	-	72,768,238
Sale of 693,750 shares to Sponsors on August 7, 2012	693,750	69	6,937,431	-	6,937,500
Forfeiture of Founders' Shares in connection with the underwriters election to not exercise their over-allotment option	(281,250)	(28)	28	-	-
Net proceeds subject to possible redemption of 7,088,364 shares at redemption value (1)	(7,088,364)	(709)	(74,427,113)	-	(74,427,822)
Net loss for the year ended December 31, 2012	-	-	-	(181,497)	(181,497)
Balance, December 31, 2012	2,980,386	$298	$5,302,618	$(189,719)	$5,113,197
Change in net proceeds subject to possible redemption(2)	48,735	5	511,712	-	511,717
Net loss for the six months ended June 30, 2013	-	-	-	(498,310)	(498,310)
Balance, June 30, 2013 (unaudited)	3,029,121	$303	$5,814,330	$(688,029)	$5,126,604

(1)	As a result of changes in the Company's net tangible assets, a total of 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2012.
(2)	As a result of changes in the Company's net tangible assets, a total of 7,039,629 shares of common stock were subject to conversion or tender at June 30, 2013.

The accompanying notes are an integral part of these condensed financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			February 24, 2011
	For the Six Months Ended June 30,		(Inception) Through
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net Loss	$(498,310)	$(3,590)	$(688,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(41,315)	-	(78,584)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	82,878	3,250	(6,750)
Accrued liabilities	243,572	5,420	323,198
Net cash (used in) provided by operating activities	(213,175)	5,080	(450,165)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(78,749,541)	-	(157,499,541)
Proceeds from the maturity of restricted investments and cash equivalents held in Trust Account	78,797,000		78,797,000
Net cash provided by (used in) investing activities	47,459	-	(78,702,541)

Cash flows from financing activities:
Proceeds from the issuance of Founders' Shares	-	-	25,000
Proceeds from public offering, net of offering costs	-	-	73,121,850
Proceeds from the issuance of Sponsors' Shares	-	-	6,937,500
Payment of offering costs	-	(5,000)	(353,612)
Net cash (used in) provided by financing activities	-	(5,000)	79,730,738

Net (decrease) increase in cash and cash equivalents	(165,716)	80	578,032
Cash and cash equivalents - beginning	743,748	2,257	-
Cash and cash equivalents - ending	$578,032	$2,337	$578,032

The accompanying notes are an integral part of these condensed financial statements.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

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

     As of June 30, 2013 the Company had not commenced any operations. All activity through June 30, 2013 relates to the Company’s formation, initial public offering (“Offering”), and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

     Upon the closing of the Offering, $78,750,000 ($10.50 per share sold in the Offering (“Public Share”), including the proceeds of the Private Placement), was placed in a trust account (“Trust Account”) and is invested in United States government treasury bills having a maturity of 180 days or less. Funds held in the Trust Account may also be invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest solely in U.S. treasuries, until the earlier of the consummation of the initial Business Combination or the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons or entities will execute such agreements. The Company’s executive officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

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

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

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

     The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until May 1, 2014. If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares held by the Public Stockholders, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares (defined as shares of the Company’s common stock sold in Offering (whether they are purchased in the Offering or thereafter in the open market), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account ($10.50 per Public Share as of June 30, 2013, plus any pro rata interest earned on the Trust Fund, net of taxes, not previously released to the Company).

Liquidity

     As of June 30, 2013, the Company had $578,032 in cash and cash equivalents. Investment securities in the Trust Account as of June 30, 2013 consisted of $78,780,511 in United States treasury bills with a maturity of 180 days or less, and $614 in cash equivalents. Except as set forth below, funds held in the Trust Account will be not be released to the Company until the earlier of (i) the completion of its initial Business Combination, or (ii) the redemption of 100% of its outstanding public shares in the event it has not completed a Business Combination in the required time period. Interest earned on the funds held in the Trust Account may be released to the Company to pay its income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for the Company’s working capital requirements.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

Liquidity, continued

     The Company expects that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income and other tax obligations) that may be released to the Company to fund its working capital requirements (which is anticipated to be approximately $124,000) will be sufficient to allow the Company to operate for at least the next 10 months, assuming that a Business Combination is not consummated during that time. The Company anticipates that it will incur approximately $648,000 in costs to search for a Business Combination candidate and operate its business during that time.

     If the actual amount of the costs of undertaking in-depth due diligence and negotiating its initial Business Combination is more than the Company’s estimates to do so, or if the amount available from interest earned on the Trust Account is less than expected, the Company may have insufficient funds in order to operate its business prior to an initial Business Combination. Moreover, the Company may need to obtain additional financing either to consummate an initial Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. There can be no assurance that the Company can issue additional securities or incur debt on commercially acceptable terms or at all.

Note 2 — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with Securities and Exchange Commission on March 29, 2013.

     The Company is considered to be a development stage company, and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is subject to all of the risks associated with development stage companies.

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

     Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2013, substantially all of the Company’s funds were held at one financial institution.

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

     As of June 30, 2013, investment securities held in the Trust Account consisted of $78,780,511 in United States Treasury Bills, which mature on August 8, 2013 and $614 of cash equivalents. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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

     The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2013 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$78,780,511	$6,125	$78,786,636

Loss Per Share

     Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,039,629 shares at June 30, 2013 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Weighted average shares for the three and six months ended June 30, 2012 were reduced for the effect of an aggregate 281,250 shares of common stock that were forfeited on September 15, 2012, the date upon which the underwriters’ over-allotment option expired (See Note 6).

Shares Subject to Possible Conversion or Tender

     The Company accounts for its shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2013 and December 31, 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

     The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through June 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Subsequent Events

     The Company evaluates events that have occurred after the balance sheet date of June 30, 2013 through the date which the financial statements were available to be publicly issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

     The Sponsors are entitled to registration rights with respect to their Founders’ Shares and the Sponsors’ Shares, as well as any shares issued in payment of working capital loans made by the Sponsors or their affiliates to the Company, pursuant to a registration rights agreement. The holders of the Founders’ Shares are entitled to demand that the Company register these securities at any time commencing three months prior to the date on which the securities are to be released from escrow. The holders of the Sponsors’ Shares or shares issued in payment of working capital loans are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Sponsors have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

Note 5 —Commitments

     The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012. During the three months ended June 30, 2013 and 2012 the Company paid $30,000 and $0, during the six months ended June 30, 2013 and 2012 the Company paid $60,000 and $0, and for the period from February 24, 2011 (inception) through June 30, 2013, the Company paid $110,000, respectively, to the aforementioned affiliate, which is reflected in the Statement of Operations as Office expense - related party.

     On June 1, 2013, the Company engaged a consultant to assist the Company with its evaluation of potential Business Combination candidates. This consultant will be paid $5,000 per month. Upon the Company consummating a Business Combination, the Company would be required to pay the consultant an additional $10,000 per month, for each month of service provided.

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

     As of June 30, 2013, 10,068,750 shares of the Company’s common stock were issued and outstanding, including 7,039,629 shares of common stock subject to possible conversion or tender.

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

     We incurred net losses of $224,196 and $3,384 for the three months ended June 30, 2013 and 2012 and $498,310 and $3,590 for the six months ended June 30, 2013 and 2012, respectively. Total net losses incurred from February 24, 2011 (inception) through June 30, 2013 were $688,029. Costs incurred since inception consist primarily of legal and professional fees associated with preparing our registration statement for the Offering and thereupon becoming a public company registrant, our efforts to locate a suitable target business combination candidate and performing due diligence on such candidates. During the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013 and 2012, and during the period from February 24, 2011 (inception) through June 30, 2013, we also incurred $30,000, $0, $60,000, $0, and $110,000, respectively, of office expenses payable to an affiliate of our Chief Executive Officer. Until we consummate a business combination, we will not have revenues.

Liquidity and Capital Resources

     As of June 30, 2013, we had $578,032 in cash and cash equivalents. Investment securities in the Trust Account as of June 30, 2013 consisted of $78,780,511 in United States treasury bills with a maturity of 180 days or less, and $614 in cash equivalents. Funds held in the Trust Account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the Trust Account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for our working capital requirements.

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

     We believe that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $124,000) will be sufficient to allow us to operate for at least the next 10 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

  $144,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;
  $148,000 of expenses for the due diligence and investigation of a target business by our officers, directors and Sponsors;
  $52,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
  $100,000 for the payment of the administrative fee to ProChannel Management LLC (of $10,000 per month for up to 10 months); and
  $204,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums

     If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. There can be no assurance that we can issue additional securities or incur debt on commercially acceptable terms or at all.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

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

Date: August 13, 2013	HYDE PARK ACQUISITION CORP. II

	By:	/s/ Laurence S. Levy
Laurence S. Levy
Chief Executive Officer
(Principal executive officer and principal financial and
accounting officer)