Form 10-K
period 2013-12-31
Hyde Park Acquisition Corp. II
filed 2014-02-24
CIK 1519817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-35576

HYDE PARK ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-5156956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 Fifth Avenue, 50th Floor
New York, New York	10110
(Address of Principal Executive Offices)	(Zip Code)

(212) 644-3450
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

As of June 30, 2013 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $91,912,680.

As of February 21, 2014, there were 10,068,750 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: Amendment No. 1 to the Registration Statement on Form S-4 filed by Santa Maria Energy Corp. on January 27, 2014.

HYDE PARK ACQUISITION CORP. II
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.          BUSINESS.

            In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us”, “our” and “Hyde Park” refer to Hyde Park Acquisition Corp. II.

Introduction

            We are a Delaware blank check company incorporated on February 24, 2011 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business were not limited to a particular industry or geographic region, although we have focused on companies in the United States operating in various industries including infrastructure, logistics and distribution and manufacturing. On November 27, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Santa Maria Energy Corporation (“Santa Maria Energy Corporation” or “SMEC”), HPAC Merger Sub, Inc. (“HPAC Merger Sub”), SME Merger Sub, LLC (“SME Merger Sub”) and Santa Maria Energy Holdings, LLC (“Santa Maria Energy” or “SME”). See “Merger Agreement”, below.

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

Merger Agreement

            On November 27, 2013, we entered into the Merger Agreement with Santa Maria Energy Corporation, HPAC Merger Sub, SME Merger Sub and Santa Maria Energy.

            The Merger Agreement provides for (1) the merger of HPAC Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Hyde Park, with Hyde Park surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “Hyde Park Merger”), (2) the merger of SME Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Santa Maria Energy, with Santa Maria Energy surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “SME Merger” and together with the Hyde Park Merger, the “Merger”), and (3) the subsequent contribution of Santa Maria Energy to Hyde Park, resulting in Santa Maria Energy becoming a wholly owned subsidiary of Hyde Park (the “SME Contribution”). The stockholders of Hyde Park and the common unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation common stock and the preferred unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation preferred stock as part of the Merger. Santa Maria Energy Corporation is a holding company formed solely for purposes of effecting the Merger.

            SMEC is also contemplating a private placement of securities (the “SME Private Equity Financing”) in order to fund SME’s drilling activities. The SME Private Equity Financing, when combined with the funds in the Trust Account will not exceed $150 million. The SME Private Equity Financing is contingent upon the consummation of the Merger, but the Merger is not contingent upon completion of the Private Equity Financing.

            As a result of the Merger, assuming that no shareholder exercises their conversion rights, the Company’s stockholders will own 10,068,750 shares of Santa Maria Energy Corporation’s common stock, or approximately 38.8% of its outstanding common stock immediately following the Merger, assuming no shares of SMEC common stock are sold in the SME Private Equity Financing. At a minimum, the Hyde Park stockholders will own approximately 19.5% of the outstanding Santa Maria Energy Corporation common stock assuming maximum conversion of Hyde Park common stock and maximum Private Equity Financing.

            SME is an independent energy company focused on the exploration and development of oil and natural gas in the Monterey Formation and the Diatomite reservoir within the Sisquoc formation in northern Santa Barbara County, California.

            The Merger is expected to be consummated on or before May 1, 2014, subject to receipt of the required approval by the stockholders of Hyde Park and the members of SME, as well as the fulfillment of certain other conditions, as described in Amendment No. 1 to the Registration Statement on Form S-4 (the “Merger Form S-4”) filed by SMEC on January 27, 2014 under the captions “Summary – Conditions to the Consummation of the Merger” and “Merger Agreement – Conditions to Completion of the Merger” and in the Merger Agreement.

            The description of the Merger Agreement contained in the Merger Form S-4 under the caption “Merger Agreement” and the description of Santa Maria Energy’s business under the caption “Additional Information About Santa Maria Energy” are incorporated herein by reference.

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

Financial position

            With funds available for our initial business combination in the amount of $78,750,898 at December 31, 2013, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Effecting Our Initial Business Combination

General

            We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the simultaneous Private Placement, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the Private Placement are intended to be applied generally toward effecting a business combination as described in our IPO prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors of our common stock have invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our business combination with SME is intended to provide SME with strategic access to capital that will help to facilitate its plans for growth. If the business combination with SME is not completed, we may seek to complete an initial business combination involving the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. However, in light of our mandatory May 1, 2014 liquidation date, the business combination with SME is likely to be the only opportunity for us to complete our initial business combination.

Fair Market Value of Target Business

            Pursuant to the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”), the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account, net of taxes payable and deferred commissions, at the time of the execution of a definitive agreement for our initial business combination. If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. Our board of directors has determined that this test was met in connection with the proposed merger with SME.

Each Hyde Park public stockholder has the option to vote in favor of the proposed business combination with SME and still seek conversion of his, her or its shares.

            In connection with the business combination with SME, each public stockholder (but not our sponsors, officers or directors) has the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in the Merger Form S-4) regardless of whether such stockholder votes for or against the proposed business combination with SME. We will consummate the proposed business combination with SME only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock issued in our initial public offering voted are voted in favor of the business combination. In addition, it is a condition to the consummation of the SME business combination that after giving effect to the exercise of conversion rights by our stockholders, we shall have at least $40 million of cash in our trust account. Accordingly, public stockholders owning 3,690,476 shares of our common stock may exercise their conversion rights and we could still consummate the business combination so long as a majority of shares voted at the meeting are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed business combination. Furthermore, our $5,000,001 net tangible asset threshold is different than conversion thresholds of between 20% and 40%, which are applicable to certain other blank check companies similar to ours, and further allows holders of our shares of common stock the right to vote in favor of the business combination and elect to convert their shares. This different threshold and the ability to seek conversion while voting in favor of the business combination proposal may make it more likely that we will consummate the business combination.

            Our sponsors and our officers and directors have agreed (1) to vote any shares owned by them in favor of any proposed business combination and (2) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination or sell any shares to us pursuant to any tender offer described above.

Stockholder Approval Procedures if Meeting Held

            In connection with the vote for the business combination with SME (or, if the business combination with SME is not completed, any vote for another proposed business combination) our sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. None of our officers, directors, sponsors or their affiliates has indicated any intention to purchase additional shares at this time. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.

            If holders of shares sold in our IPO indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash, although we have no intention to do so, we may negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5,000,001 of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by us or our affiliates pursuant to such arrangements would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

            Under our amended and restated certificate of incorporation and in connection with the business combination with SME, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

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

            We will also require public stockholders that wish to exercise their conversion rights, whether they are a record holder or hold their shares in “street name,” to tender their certificates to our transfer agent at any time prior to the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

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

            If we do not complete a business combination by May 1, 2014, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their founders’ shares and sponsors’ shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, our officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

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

Competition

     If we succeed in effecting a business combination with SME, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding SME’s competition can be found in the section of the Merger Form S-4 captioned “Additional Information About Santa Maria Energy – Competition” which is incorporated by reference herein.

     Prior to consummating a business combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO held in the trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

       The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial business combination or enter into a tender offer may delay the completion of a transaction; and

•	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination.

            In addition, if the business combination with SME is not completed, we will have limited period of time to negotiate and consummate another business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

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

            While our board of directors has decided to seek stockholder approval of the business combination with SME, if such business combination is not consummated, our public stockholders may not be afforded an opportunity to vote on another proposed business combination.

            While our board of directors has decided to seek stockholder approval of the business combination with SME, if such business combination is not consummated, in connection with another proposed business combination, we will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote), in each case subject to the limitations described elsewhere in this Form 10-K and the prospectus for our initial public offering. Accordingly, it is possible that we will consummate an initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In light of our mandatory May 1, 2014 liquidation date, the business combination with SME is likely to be the only opportunity for us to complete our initial business combination.

            The proposed business combination with SME will, if consummated, and any other business combination we pursue may cause a change in control of our ownership.

            As a result of the business combination with SME, assuming that no public shareholder exercises their conversion rights, the Company’s stockholders would own 10,068,750 shares of Santa Maria Energy Corporation’s common stock, or approximately 38.8% of its outstanding common stock immediately following the business combination with SME prior to the SME Private Equity Financing. At a minimum, the Hyde Park stockholders will own approximately 19.5% of the outstanding Santa Maria Energy Corporation common stock assuming maximum conversion of Hyde Park common stock and maximum Private Equity Financing.

            Furthermore, if the business combination with SME is not consummated, in connection with another business combination, we may issue a substantial number of shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete such business combination. Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 39,931,250 authorized but unissued shares of common stock available for issuance. Upon consummation of the business combination with SME and the related private equity financing, we have agreed to issue up to approximately 26,150,000 shares of common stock. The issuance of shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our existing investors;
•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our shares of common stock.

            Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

            Notwithstanding the foregoing, prior to the consummation of our initial business combination, we may not issue any shares of common stock or any securities convertible into common stock or any securities which participate in or are otherwise entitled in any manner to any of the proceeds in the trust account.

            If the net proceeds of our IPO not being held in the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate until at least May 1, 2014, we may be unable to complete our initial business combination.

            If the net proceeds of our IPO not being held in the trust account, together with the interest in the trust account that may be released to us for working capital purposes, are insufficient to allow us to operate until at least May 1, 2014, we might not have sufficient funds to complete our merger with SME, or to fund our search for a target business if the merger with SME is not approved.

            The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to complete our merger with SME, or to fund our search for a target business if the merger with SME is not approved, or to pay our tax obligations.

            Of the net proceeds of our IPO and simultaneous private placement, approximately $1,000,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 0.1% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors to operate or may be forced to liquidate. Our sponsors, officers and directors are under no obligation to provide these funds and there is no assurance that these funds would be made available to us.

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

            If we do not complete the business combination with SME, since we are not limited to a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

            If we do not complete the business combination with SME, we may consummate an initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

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

            Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account, net of tax obligations and deferred commissions, at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. Our board of directors determined that this test was met in connection with the proposed business combination with SME.

            If we are unable to consummate the business combination with SME and if we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

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

            Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our business combination with SME or another initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including completing the business combination with SME or, if such business combination is not completed, identifying another potential business combination and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

            If we consummate the business combination with SME, Laurence S. Levy, our chief executive officer, and Edward Levy, one of our directors, as well as another individual designated by Hyde Park, will remain as members of our board of directors. If the business combination with SME is not completed, the role of our key personnel after a business combination cannot presently be ascertained. Although Messrs. Laurence S. Levy, Edward Levy and another of our directors will serve as directors following the business combination with SME (and some of our key personnel may serve in senior management or advisory positions following another business combination, if the business combination with SME is not completed), most of the management of SME (or of another target business, if the business combination with SME is not completed) will remain in place. While we have closely scrutinized the individuals from SME who will remain in senior management and advisory positions after the business combination with SME, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals are not familiar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations. Similar risks could arise with individuals that remain in senior management and advisory positions after another business combination, if the business combination with SME is not completed.

            Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

            SME is an independent energy company focused on the exploration and development of oil and natural gas in the Monterey Formation and the Diatomite reservoir within the Sisquoc formation in northern Santa Barbara County, California. We cannot assure you that our officers and directors have enough experience or sufficient knowledge relating to SME or its industry to make an informed decision regarding the business combination with SME. Accordingly, our management may not have properly analyzed the risks attendant with SME’s business. While our board of directors believes that the business combination with SME is in our stockholders’ best interest, as a result of the foregoing, the business combination with SME may not prove to be so. If we do not complete the business combination with SME, we may consummate a business combination with a target business in any geographic location or industry we choose and, therefore, similar risks may arise. If we become aware of another potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation.

            If the business combination with SME is not completed and we enter into a business combination with another target business, our key personnel may negotiate employment or consulting agreements with a target business in connection with another business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

            Our key personnel have not entered into any employment or consulting agreements with us or SME in connection with the proposed business combination with SME. However, if the business combination with SME is not completed and we enter into a business combination with another target business, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

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

            On January 2, 2014 and January 29, 2014, we received notices from NASDAQ that, as a result of our failure to hold an annual meeting and NASDAQ’s determination that we have less than 300 public stockholders, NASDAQ has determined to delist our securities from the NASDAQ stock market. NASDAQ’s determinations have not resulted in the immediate delisting of our securities and we have commenced an appeal of NASDAQ’s determination.

            If NASDAQ delists our shares from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our shares

•	reduced liquidity with respect to our shares

•

a determination that our common stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

            We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

            We will acquire a single business if the business combination with SME is completed. If the business combination with SME is not completed, we still may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

            This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

            Alternatively, if the business combination with SME is not completed and we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

            The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

            If the business combination with SME is not completed and another business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or alternatively seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion or sales, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. In light of our mandatory May 1, 2014 liquidation date, the business combination with SME is likely to be the only opportunity for us to complete our initial business combination.

            We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

            In connection with the business combination with SME, each public stockholder (but not our sponsors, officers or directors) has the right to have his, her or its shares of common stock converted to cash (subject to limitations) regardless of whether such stockholder votes for or against the business combination. We will consummate the business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock issued in our initial public offering voted are voted in favor of the business combination. In addition, it is a condition to the consummation of the business combination that after giving effect to the exercise of conversion rights by our stockholders, we shall have at least $40 million of cash in our trust account. Accordingly, if public stockholders owning more than 3,690,476 shares of our common stock exercise their conversion rights, we would not be able to consummate the business combination with SME.

            At the meeting to be called to approve our business combination with SME, public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our IPO.

            At the meeting to be called to approve the business combination with SME (or at a meeting to be called to approve another business combination, if the business combination with SME is not completed and we determine to seek shareholder approval of such business combination) we will offer each public stockholder (but not holders of our founders’ shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Exchange Act) will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our IPO. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you hold more than 20% of the shares sold in our IPO and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

            We may use funds in our trust account to re-purchase shares at the closing of our business combination with SME, or another target business, from holders who have indicated an intention to convert their shares.

            If holders of shares sold in our IPO indicate an intention to vote against the proposed business combination with SME (or, if the business combination with SME is not completed, against another proposed business combination for which we seek shareholder approval) and/or seek conversion of their shares into cash, although we have no current intention to do so, we may privately negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account. We will pay no more than the pro rata portion of the trust account to purchase such shares (plus any fees we may need to pay an aggregator to assist us with purchasing such shares). The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5,000,001 of net tangible assets upon consummation of the business combination where it appears that such requirements would otherwise not be met. This may result in the approval of a business combination that may not otherwise have been possible.

             Additionally, as a consequence of such purchases,

•	the funds in our trust account that are so used will not be available to us after the business combination; and

•

the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

            Furthermore, because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred commissions or income or other tax obligations payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise taxes and income taxes payable. That is, in connection with the proposed business combination with SME or another business combination, if we seek stockholder approval, the conversion price per share payable to public stockholders who elect to have their shares converted will be reduced by a larger percentage of the deferred commissions and taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares converted and remain our stockholders after the initial business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us.

           We are requiring stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

            In connection with the special stockholder meeting to be called to approve the proposed initial business combination with SME (or, if we are unable to complete the business combination with SME, another business combination for which we seek stockholder approval), each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account. We are requiring public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares. In addition, in order to determine whether a stockholder is acting in concert or as a group with another stockholder, we will require each public stockholder seeking to exercise conversion rights to certify to us whether such stockholder is acting in concert or as a group with any other stockholder.

            In connection with the meeting to be held to approve the business combination with SME, we will require public stockholders who wish to convert their shares to comply with specific requirements for conversion. As such, the converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination with SME is not approved.

            In connection with the meeting held to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

            If the business combination with SME is not consummated, because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

            If the business combination with SME is not consummated, we expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that, if the business combination with SME is not consummated, there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination or engaging in a tender offer in connection with a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. In addition, in light of our mandatory May 1, 2014 liquidation date, the business combination with SME is likely to be the only opportunity for us to complete our initial business combination.. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

            We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

            The Merger Agreement provides, as a condition to SME’s obligation to consummate the business combination, that Hyde Park must maintain at least $40,000,000 in the trust account, after giving effect to the exercise of conversion rights by our public stockholders. If we fail to satisfy the foregoing condition, SME may terminate the Merger Agreement. If, because of payments made to converting stockholders, we fail to maintain a balance of at least $40,000,000 in the trust account, and SME waives the condition that we maintain the minimum amount of cash in our trust account, SME may need to raise additional capital through debt and/or equity financing. In addition, if the business combination with SME is not completed, we cannot ascertain the capital requirements for any particular future transaction. We may be required to seek additional financing to complete any such transaction. Financing may not be available to us or SME, as applicable, on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination

            Our sponsors, officers and directors will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

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

            Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, public stockholders will not be able to exercise their voting rights under corporate law until after the consummation of our initial business combination, which may not take place until May 1, 2014. If there is an annual meeting, as a consequence of our “staggered” board of directors, only half of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of our initial business combination.

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

            If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

            In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

            Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

            If our due diligence investigation of SME was inadequate, then stockholders could lose some or all of their investment.

            Even though we conducted a due diligence investigation of SME, it cannot be sure that this diligence surfaced all material issues that may be associated with SME or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of SME and its business and outside of its control will not later arise. Further, if our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

            The requirement that we complete our initial business combination by May 1, 2014 may give the current owners of SME or if not SME, then another target business, leverage over us in consummating our initial business combination.

            We have until May 1, 2014 to complete our initial business combination with SME, or if not SME, any new potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

            We have not obtained a fairness opinion with respect to our business combination with SME and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

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

            In connection with our business combination with SME, we did not obtain an opinion from an independent investment banking firm as to the fair market value.

            In connection with our business combination with SME, we did not obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business, and our board of directors may not properly value such target business.

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

            If we are unable to complete the business combination with SME and we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

            We may affect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

            We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

            If we are unable to complete the business combination with SME and we effect our initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

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

            The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. In our Merger S-4 we have provided financial statements of SME prepared in accordance with GAAP and audited under PCAOB standards. However, if we are unable to complete the business combination with SME, these financial statement requirements may limit the pool of potential target businesses we may acquire.

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

            Any business combination that we might undertake might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

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

            On January 2, 2014 and January 29, 2014, we received notices from NASDAQ that, as a result of our failure to hold an annual meeting and NASDAQ’s determination that we have less than 300 public stockholders, NASDAQ has determine to delist our securities from the NASDAQ stock market. NASDAQ’s determinations have not resulted in the immediate delisting of our securities and we have commenced an appeal of NASDAQ’s determination.

	Common Stock
	High	Low
Fiscal 2013:
Fourth Quarter……	$10.60	$10.30
Third Quarter ……	$10.45	$10.21
Second Quarter…….	$10.37	$10.20
First Quarter …….	$10.30	$10.10

Fiscal 2012:
Fourth Quarter …….	$10.29	$9.50
Third Quarter …….	$10.30	$9.76

Holders

            As of December 31, 2013 there were 28 holders of record of our common stock.

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

            Through February 21, 2013 we have withdrawn $103,310 from the interest income earned on the trust account for our working capital and tax obligations.

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

ITEM 6.          SELECTED FINANCIAL DATA.

	For the year ended December 31,
	2013	2012
Loss from operations	$(2,054,362)	$(219,472)
Net loss	$(1,986,009)	$(181,497)
Basic and diluted net loss per common share	$(0.66)	$(0.08)
Cash and cash equivalents	$387,115	$743,748
Restricted cash and cash equivalents held in trust account	$78,750,898	$78,787,269
Total assets	$79,139,834	$79,620,645
Common stock subject to possible conversion or tender at conversion value	$72,388,397	$74,427,822
Stockholders’ Equity	$5,166,613	$5,113,197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

            We are a Delaware blank check company incorporated on February 24, 2011 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business have not been limited to a particular industry or geographic region.

            On November 27, 2013, we entered into the Merger Agreement.

            The Merger Agreement provides for (1) the merger of HPAC Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Hyde Park, with Hyde Park surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “Hyde Park Merger”), (2) the merger of SME Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Santa Maria Energy, with Santa Maria Energy surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “SME Merger” and together with the Hyde Park Merger, the “Merger”), and (3) the subsequent contribution of Santa Maria Energy to Hyde Park, resulting in Santa Maria Energy becoming a wholly owned subsidiary of Hyde Park (the “SME Contribution”). The stockholders of Hyde Park and the common unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation common stock and the preferred unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation preferred stock as part of the Merger. Santa Maria Energy Corporation is a holding company formed solely for purposes of effecting the Merger.

            SMEC is also contemplating the SME Private Equity Financing in order to fund SME’s drilling activities. The SME Private Equity Financing, when combined with the funds in the Trust Account will not exceed $150 million. The SME Private Equity Financing is contingent upon the consummation of the Merger, but the Merger is not contingent upon completion of the Private Equity Financing.

            As a result of the Merger, assuming that no shareholder exercises their conversion rights, the Company’s stockholders will own 10,068,750 shares of Santa Maria Energy Corporation’s common stock, or approximately 38.8% of its outstanding common stock immediately following the Merger prior to the SME Private Equity Financing. At a minimum, the Company’s stockholders will own approximately 19.5% of the outstanding Santa Maria Energy Corporation common stock assuming maximum conversion of Hyde Park common stock and maximum Private Equity Financing.

            SME is an independent energy company focused on the exploration and development of oil and natural gas in the Monterey Formation and the Diatomite reservoir within the Sisquoc formation in northern Santa Barbara County, California.

            The Merger is expected to be consummated on or before May 1, 2014, subject to receipt of the required approval by the stockholders of Hyde Park and the members of SME, as well as the fulfillment of certain other conditions, as described under the captions “Summary – Conditions to the Consummation of the Merger” and “Merger Agreement – Conditions to Completion of the Merger”.

            We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination. Costs incurred since inception have consisted primarily of legal and professional fees associated with preparing our registration statement for the Offering and thereupon becoming a public company registrant, our efforts to locate a suitable target business combination candidate, performing due diligence on such candidates and negotiating and structuring a business combination with a suitable candidate. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•

Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

            Shares subject to possible redemption. We account for our shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. Our shares feature certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013 and 2012, respectively the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Results of Operations

            Since the closing of our offering, our activity has been limited to the evaluation of business combination candidates and negotiating, structuring and pursuing the consummation of our business combination, and we will not be generating any operating revenues until the closing and completion of our business combination with SME or another target business. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

            We incurred a net loss of $1,986,009 for the fiscal year ended December 31, 2013. Our net loss was composed of legal and professional fees of $1,698,632, which were principally due to legal expenses of approximately $1,415,000 and accounting and auditing expenses of approximately $121,000; office expense – related party of $120,000 which solely represents our monthly administrative fees to Pro Channel Management, LLC; and general and administrative expenses of $235,730, which is primarily made up of Delaware Franchise Taxes of approximately $140,000 and NASDAQ listing fees of approximately $32,000.

            We incurred a net loss of $181,497 for the fiscal year ended December 31, 2012. Our net loss was composed of legal and professional fees of $77,350, which were principally due to legal expenses of approximately $35,000 and accounting and auditing expenses of approximately $22,000; office expense – related party of $50,000, which solely represents our monthly administrative fees to Pro Channel Management, LLC; and general and administrative expenses of $92,122, which is primarily made up of Delaware Franchise Taxes of approximately $64,000.

            We incurred a net loss of $8,222 for the period from February 24, 2011 (inception) until December 31, 2011. Our net loss was composed primarily of formation costs and other general and administrative expenses.

            We incurred a net loss of $2,175,728 for the period from February 24, 2011 (inception) until December 31, 2013. Our net loss was composed of legal and professional fees of $1,775,982, which were principally due to legal expenses of approximately $1,451,000 and accounting and auditing expenses of approximately $142,000; office expense – related party of $170,000; and general and administrative expenses of $336,074, which is primarily made up of Delaware Franchise Taxes of approximately $204,000 and NASDAQ listing fees of approximately $42,000.

Financial Condition and Liquidity

            The net proceeds from our IPO and Private Placement, after deducting offering expenses of $544,262 and underwriting discounts of $1,687,500, were $79,705,738. Of this amount, $78,750,000 was placed in the trust account. The remaining $955,738 of net proceeds not in the trust have been and will continue to be used for working capital purposes.

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

            As of December 31, 2013 we had $387,115 in our operating bank accounts and $78,750,898 in restricted cash and cash equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. Through December 31, 2013, we have withdrawn interest income of $103,310 from the trust account for our working capital and tax obligations. As of December 31, 2013, $898 of the amount on deposit in the trust account represents interest income which was available to be withdrawn by us as described above. As of December 31, 2013, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.01%, 0.07% and 0.10%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

            We believe that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $51,000) will be sufficient to allow us to operate until May 1, 2014, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•

$100,000 of expenses for the legal, accounting and other third-party expenses attendant to the due diligence review, structuring, negotiating, fund raising, and closing of our initial business combination;

•	$100,000 of expenses for the due diligence review as well as the structuring, negotiating, fund raising, and closing of our initial business combination by our officers, directors and Sponsors;

•	$35,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$40,000 for the payment of the administrative fee to ProChannel Management LLC (of $10,000 per month for up to four months); and

•

$200,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums, printing costs and shareholder proxy solicitation expenses.

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

            On September 25, 2012, we engaged a law firm to assist us with our legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, we initially paid the law firm $100,000. Fees in excess of $100,000 are accrued as a liability as incurred, but will not be paid until the earlier of (i) the consummation of a Business Combination or (ii) upon our liquidation. Pursuant to our agreement with the law firm, upon event (i), our obligation to the law firm will be increased by 15% and we intend to pay such amount in full. Upon event (ii), the law firm has agreed to accept as payment in full only the amount of cash that we have available after payments have been made to all of our other creditors.

            On June 1, 2013, we engaged a consultant to assist us with our evaluation of potential Business Combination candidates. This consultant will be paid $5,000 per month. Upon the consummation of our Business Combination, we would be required to pay the consultant an additional $10,000 per month, for each month of service provided, representing a total of $70,000 as of December 31, 2013.

Off-Balance Sheet Arrangements

            We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

Less than
Contractual Obligation	1 Year
Fee payable to ProChannel Management, LLC for office space and general and administrative services	$ 40,000
TOTAL	$ 40,000

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

            Our management, with the participation of our principal executive, principal financial and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our principal executive, principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

            Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

            Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of December 31, 2013.

            This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

            For the fiscal year ended December 31, 2013 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.        OTHER INFORMATION.

            None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

            Our current directors and executive officers are as follows:

Name	Age	Position
Laurence S. Levy	57	Executive Chairman of the Board and Chief Executive Officer
Edward Levy	47	Executive Vice Chairman of the Board and President
Mark Dalton	52	Director
Richard Klapow	53	Director
Jason Grant	41	Director

            Laurence S. Levy has served as Hyde Park’s Executive Chairman since Hyde Park’s inception and also serves as Hyde Park’s Chief Executive Officer. Mr. Levy currently serves as Executive Chairman of Rand Logistics, Inc., a NASDAQ-listed company and leading provider of bulk freight shipping services throughout the Great Lakes region, and prior to June 2013, served as Rand’s Chairman and Chief Executive Officer. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of several companies in which Hyde Park Holdings, LLC or its affiliates have made investments. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Regency Affiliates, Inc., a diversified company, of which Mr. Levy is chairman, chief executive officer and president; and Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is chairman. Mr. Levy is a director of Sunbelt Holdings, Inc., a leading distributor of wine and spirits. Mr. Levy also serves as Chairman of the Board of Essex Rental Corp., a NASDAQ-listed company and one of North America’s largest providers of lattice-boom crawler crane and attachment rental services, and prior to November 2008 also served as chief executive officer of Essex. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa and an M.B.A. from Harvard University, where he graduated as a Baker Scholar. He is a Chartered Accountant (South Africa). Laurence S. Levy is not related to Edward Levy.

            We believe Mr. Levy is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Essex Rental and Rand Logistics.

            Mr. Levy was also our “promoter,” as that term is defined under the Federal securities laws.

            Edward Levy has served as Hyde Park’s Executive Vice Chairman since October 2011 and also serves as Hyde Park’s President. Since 2006, Mr. Levy has served as the President of Rand Logistics, Inc., a NASDAQ-listed company and leading provider of bulk freight shipping services throughout the Great Lakes region. Since March 2006, Mr. Levy has also served as Vice Chairman and Managing Director of Hyde Park Holdings, LLC, an investor in middle market businesses. Mr. Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.’s Leveraged Finance Group from June 2001 until December 2004. Mr. Levy also serves as Vice Chairman of Essex Rental Corp., a NASDAQ-listed company and one of North America’s largest providers of lattice-boom crawler crane and attachment rental services. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Mr. Levy is currently a director of Derby Industries. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Exchange Act that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy is also a member of the board of directors of a number of privately-held companies. Mr. Levy received a B.A. from Connecticut College. Edward Levy is not related to Laurence S. Levy.

            We believe Mr. Levy is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Essex Rental and Rand Logistics.

             Mark Dalton has served as a member of Hyde Park’s board of directors since May 2012. Mr. Dalton has over 15 years of experience sourcing, diligencing and actively managing private equity investments, including restructuring, leveraged finance and capital markets experience. Mr. Dalton is currently the Managing Principal of Halsey Lane Holdings, LLC, a provider of private equity-focused advice to lenders who become unintended owners of reorganized companies. Prior to forming Halsey Lane in 2009, Mr. Dalton was a Managing Director of Avenue Capital Group, a distressed debt fund, from May 2007 to May 2009. From August 2001 to May 2007, Mr. Dalton served as Managing Director of Trimaran Fund Management, a private equity fund affiliated with CIBC, and from March 1994 to August 2001 as a Managing Director in the Leveraged Finance Group of CIBC World Markets Corp. and its predecessor The Argosy Group. Mr. Dalton has served on the board of directors of Panavision Inc., Standard Steel, LLC, Medical Staffing Network Healthcare, LLC, Vertis Communications, Accuride Corporation and FreightCar America Inc. Mr. Dalton holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the Kellogg School at Northwestern University.

            We believe that Mr. Dalton is well-qualified to serve as a member of the board due to his experience investing in and advising a variety of companies in industries including transportation, healthcare, printing and media.

            Richard Klapow has served as a member of Hyde Park’s board of directors since April 2012. Mr. Klapow served as a managing director of Alinda Capital Partners, a private investment firm, from July 2008 until October 2012. From February 2001 until June 2008, Mr. Klapow was a managing director of Macquarie Capital, where he played a role in developing the firm’s principal acquisition platform in the U.S. From January 1998 through January 2001, Mr. Klapow was a managing director in the transportation group of Deutsche Bank Securities. Mr. Klapow has played a role in principal investments across a variety of industries including energy, transportation and telecommunications infrastructure. As a managing director of Macquarie Capital, Mr. Klapow led the $3.15 billion buyout of Duquesne Light Holdings, the first successful take-private of a U.S. utility, by a financial sponsor. Mr. Klapow received his M.B.A. from Boston University and his J.D. from Brooklyn Law School, where he was a member of the international law journal.

            We believe Mr. Klapow is well-qualified to serve as a member of the board due to his experience in investing in a variety of industries including energy, transportation and telecommunications infrastructure, as well as his contacts and operational experience.

            Jason Grant has served as a member of Hyde Park’s board of directors since April 2012. From July 2010 through December 2012, Mr. Grant served as the Chief Financial Officer and Executive Vice President of United Maritime Group, LLC, an independent provider of dry-bulk logistics solutions and an integrated transportation and logistics service provider to the U.S. export coal and petroleum coke markets. From 2002 to June 2010, Mr. Grant was affiliated with Atlas Air Worldwide Holdings Inc., a publicly traded global provider of outsourced aircraft and aviation operating services, most recently serving as its Chief Financial Officer and Senior Vice President. Prior to joining Atlas Air Worldwide, Mr. Grant served as a Manager of the Financial Planning and Financial Analysis Groups of American Airlines. Mr. Grant holds a Bachelor’s degree in Business Administration from Wilfrid Laurier University and a Master’s degree in business administration from Simon Fraser University in Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013 all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

            Guidelines for Selecting Director Nominees

            The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

              The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

              Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership(8)
Directors and Executive Officers:
Laurence S. Levy	767,565	(2)	7.6%
Edward Levy	354,550		3.5%
Mark Dalton	27,770		0.3%
Richard Klapow	27,770		0.3%
Jason Grant	27,770		0.3%
All directors and executive officers as a group (5 persons)	1,205,425		12.0%
Five Percent Holders:
David M. Knott(3)	521,512	(4)	5.2%
TD Asset Management Inc.	720,000	(5)	7.2%
CNH Partners, LLC	1,264,900	(6)	12.6%
Fir Tree Inc.	742,500	(7)	7.4%
Castle Creek Arbitrage, LLC	735,000	(8)	7.3%
AQR Diversified Arbitrage Fund	1,390,000	(9)	13.8%
Polar Securities, Inc.	622,188	(10)	6.2%
____________________
(1)	Unless otherwise indicated, the business address of each of the individuals is 500 Fifth Avenue, 50th Floor, New York, New York 10110.

(2)	Includes certain shares held by NMJ Trust II and The Springbok Irrevocable Trust, trusts established for the benefit of Mr. Levy’s minor children.

(3)	The business address of Mr. Knott is c/o Dorsett Management Corporation, 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.

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

(9)

Includes shares held by AQR Diversified Arbitrage Fund, which AQR Capital Management, LLC serves as investment manager. Information respecting AQR Capital Management, LLC was derived from a Schedule 13G/A filed on February 11, 2014.

(10)

Includes shares held by North Pole Capital Master Fund, which Polar Securities, Inc. serves as investment advisor. The business address of Polar Securities, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario, M5H 2Y4, Canada. Information respecting Polar Securities, Inc. was derived from a Schedule 13G/A filed on February 14, 2014.

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

Equity Compensation Plans

              As of December 31, 2013 we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees

              During the years ended December 31, 2013 and 2012 and the period from February 24, 2011 (inception) through December 31, 2011, fees for our independent registered public accounting firm were $44,000, $41,500 and $37,500, respectively.

Audit-Related Fees

              During the years ended December 31, 2013 and 2012 and the period from February 24, 2011 (inception) through December 31, 2011, audit related fees from our independent registered public accounting firm were $53,768, $30,131 and $12,500, respectively.

Tax Fees

              During the years ended December 31, 2013 and 2012, and the period from February 24, 2011 (inception) through December 31, 2011, tax fees from our independent registered public accounting firm were $3,650, $0 and $0, respectively.

All Other Fees

              During the years ended December 31, 2013 and 2012 and the period from February 24, 2011 (inception) through December 31, 2011, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

              Since our audit committee was not formed until August 2012, the audit committee did not pre-approve services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Table of Contents to Financial Statements

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date

1.1	Underwriting Agreement, dated as of August 1, 2012, between the Company and Deutsche Bank Securities Inc. as representative of the several underwriters.	By Reference	S-1/A	June 15, 2012

2.1	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Hyde Park Acquisition Corp. II, Santa Maria Energy Corporation, HPAC Merger Sub, Inc., SME Merger Sub , LLC and Santa Maria Energy Holdings, LLC.*	By Reference	8-K	December 4, 2013

3.1	Amended and Restated Certificate of Incorporation.	By Reference	S-1/A	July 23, 2012

3.2	By-laws.	By Reference	S-1/A	February 24, 2011

4.1	Specimen Common Stock Certificate.	By Reference	S-1/A	May 16, 2012

10.1	Form of Letter Agreement from each of the Registrant’s sponsors, officers and directors.	By Reference	S-1/A	May 16, 2012

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	May 16, 2012

10.3	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and holders of Founders’ shares.	By Reference	S-1/A	May 16, 2012

10.4	Form of Promissory Note issued to each of Laurence S. Levy and Edward Levy.	By Reference	S-1/A	February 24, 2011

10.5	Form of Registration Rights Agreement among the Registrant and the holders of Founders’ shares and Sponsors’ Shares.	By Reference	8-K	August 7, 2012

Exhibit No.	Description	Included	Form	Filing Date

10.6	Subscription Agreements among the Registrant, Graubard Miller and each of Purchaser of Sponsors’ Shares.	By Reference	S-1/A	May 16, 2012

10.7	Administrative Services Agreement between the Registrant and ProChannel Management LLC.	By Reference	S-1/A	June 10, 2011

24	Power of Attorney (included on signature page of this Form 10-K).	Herewith

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

99.1	Form of Conversion Certification	By Reference	S-1/A	September 7, 2011

99.2	Form of Audit Committee Charter.	By Reference	S-1/A	June 15, 2012

99.3	Form of Nominating Commitee Charter.	By Reference	S-1/A	June 15, 2012

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

            * The schedules to Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). Hyde Park agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request

SIGNATURES

            Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2014.

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

Name	Title	Date

/s/ Laurence S. Levy Laurence S. Levy	Executive Chairman of the Board and Chief Executive Officer	February 24, 2014
/s/ Edward Levy Edward Levy	Executive Vice Chairman of the Board and President	February 24, 2014
/s/ Mark Dalton Mark Dalton	Director	February 24, 2014
/s/ Richard Klapow Richard Klapow	Director	February 24, 2014
/s/ Jason Grant Jason Grant	Director	February 24, 2014

Hyde Park Acquisition Corp. II

(A Company in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Hyde Park Acquisition Corp. II

We have audited the accompanying balance sheets of Hyde Park Acquisition Corp. II (a company in the development stage) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012, for the period from February 24, 2011 (inception) through December 31, 2011, and for the period from February 24, 2011 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Hyde Park Acquisition Corp. II (a company in the development stage), as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, for the period from February 24, 2011 (inception) through December 31, 2011, and for the period from February 24, 2011 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
February 24, 2014

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
BALANCE SHEETS

	As of December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$387,115	$743,748
Prepaid expenses and other current assets	1,821	89,628
Total current assets	388,936	833,376

Restricted investments and cash equivalents held in Trust Account	78,750,898	78,787,269
Total assets	$79,139,834	$79,620,645

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$1,379,824	$14,978
Accrued Delaware franchise tax	205,000	64,648
Total liabilities	1,584,824	79,626

Commitments and contingencies

Common Stock, subject to possible conversion or tender, 6,894,133 and 7,088,364 shares at conversion value at December 31, 2013 and 2012, respectively(1)	72,388,397	74,427,822

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 50,000,000 shares authorized; 3,174,617 shares issued and outstanding (excluding 6,894,133 shares subject to possible conversion or tender), as adjusted at December 31, 2013, and 2,980,386 shares issued and outstanding (excluding 7,088,364 shares subject to possible conversion or tender) at December 31, 2012.	317	298
Additional paid-in capital	7,342,024	5,302,618
Deficit accumulated during the development stage	(2,175,728)	(189,719)
Total stockholders’ equity	5,166,613	5,113,197

Total liabilities, redeemable common stock and stockholders’ equity	$79,139,834	$79,620,645

(1)	As a result of changes in the Company's net tangible assets, a total of 6,894,133 and 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2013 and 2012, respectively

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS

				For the Period
			For the Period	February 24, 2011
			February 24, 2011	(Inception)
	For the Years Ended December 31,		(Inception) Through	Through
	2013	2012	December 31, 2011	December 31, 2013

Formation and operating costs
Legal and professional fees	$1,698,632	$77,350	$-	$1,775,982
Office expense - related party	120,000	50,000	-	170,000
General and administrative expenses	235,730	92,122	8,222	336,074

Loss from operations	(2,054,362)	(219,472)	(8,222)	(2,282,056)

Interest income	68,353	37,975	-	106,328

Net loss	$(1,986,009)	$(181,497)	$(8,222)	$(2,175,728)

Weighted average shares outstanding, basic and diluted (1)(2)(3)	3,031,815	2,312,377	1,875,000

Basic and diluted net loss per common share	$(0.66)	$(0.08)	$(0.00)

(1) For the year ended December 31, 2012 and for the period February 24, 2011 (inception) through December 31, 2011, shares excluded an aggregate of 281,250 shares that were subject to forfeiture. These shares were forfeited on September 22, 2012 (See Note 7).
(2) For the years ended December 31, 2013 and 2012, shares excluded 6,894,133 and 7,088,364 shares, respectively, subject to possible conversion or tender.
(3) Share amounts for the period February 24, 2011 (inception) through December 31, 2011 have been retroactively restated to reflect the effect of (i) a dividend of approximately .0139 shares for each outstanding share of common stock on July 1, 2011 and (ii) contribution to the Company of 718,750 shares of common stock by the Sponsors on October 26, 2011.

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from February 24, 2011 (Inception) through December 31, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, February 24, 2011 (inception)	-	$-	$-	$-	$-

Common stock issued at approximately $0.01 per share to initial stockholders, on April 28, 2011	2,156,250	216	24,784	-	25,000

Net loss for the period from February 24, 2011 (inception) through December 31, 2011	-	-	-	(8,222)	(8,222)

Balance, December 31, 2011	2,156,250	216	24,784	(8,222)	16,778

Sale of 7,500,000 shares on August 7, 2012, net of underwriters' discount and offering costs	7,500,000	750	72,767,488	-	72,768,238

Sale of 693,750 shares to Sponsors on August 7, 2012	693,750	69	6,937,431	-	6,937,500

Forfeiture of Founders' Shares in connection with the underwriters election to not exercise their over- allotment option on September 15, 2012	(281,250)	(28)	28	-	-

Net proceeds subject to possible redemption of 7,088,364 shares at redemption value (1)	(7,088,364)	(709)	(74,427,113)	-	(74,427,822)

Net loss for the year ended December 31, 2012	-	-	-	(181,497)	(181,497)

Balance, December 31, 2012	2,980,386	$298	$5,302,618	$(189,719)	$5,113,197

Change in net proceeds subject to possible redemption(2)	194,231	19	2,039,406	-	2,039,425

Net loss for the year ended December 31, 2013	-	-	-	(1,986,009)	(1,986,009)

Balance, December 31, 2013	3,174,617	$317	$7,342,024	$(2,175,728)	$5,166,613

(1)	As a result of changes in the Company's net tangible assets, a total of 7,088,364 shares of common stock were subject to conversion or tender at December 31, 2012.
(2)	As a result of changes in the Company's net tangible assets, a total of 6,894,132 shares of common stock were subject to conversion or tender at December 31, 2013.

The accompanying notes are an integral part of these financial statements.

Hyde Park Acquisition Corp. II
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS

			For the Period	For the Period
			February 24, 2011	February 24, 2011
	For the Years Ended December 31,		(Inception) Through	(Inception) Through
	2013	2012	December 31, 2011	December 31, 2013

Cash flows from operating activities:
Net Loss	$(1,986,009)	$(181,497)	$(8,222)	$(2,175,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(66,939)	(37,269)	-	(104,208)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	87,807	(89,628)	-	(1,821)
Accrued liabilities	1,505,198	(10,374)	3,500	1,584,824
Net cash used in operating activities	(459,943)	(318,768)	(4,722)	(696,933)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(236,248,690)	(78,750,000)	-	(314,998,690)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	236,352,000	-	-	236,352,000
Net cash provided by (used in) investing activities	103,310	(78,750,000)	-	(78,646,690)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable to stockholders	-	(100,000)	100,000	-
Proceeds from the issuance of Founders' Shares	-	-	25,000	25,000
Proceeds from public offering, net of offering costs	-	73,121,850	-	73,121,850
Proceeds from the issuance of Sponsors' Shares	-	6,937,500	-	6,937,500
Payment of offering costs	-	(149,091)	(118,021)	(353,612)
Net cash provided by financing activities	-	79,810,259	6,979	79,730,738

Net (decrease) increase in cash and cash equivalents	(356,633)	741,491	2,257	387,115
Cash and cash equivalents - beginning	743,748	2,257	-	-
Cash and cash equivalents - ending	$387,115	$743,748	$2,257	$387,115

Supplemental disclosure of non-cash financing activity:
Increase in accrued expenses for deferred offering costs	$-	$-	$86,500	$-

The accompanying notes are an integral part of these financial statements.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

            Hyde Park Acquisition Corp. II (“Hyde Park” or the “Company”) was incorporated in Delaware on February 24, 2011 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

            As of December 31, 2013 the Company had not commenced any operations. All activity through December 31, 2013 relates to the Company’s formation, initial public offering (“Offering”), and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

            On November 27, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Santa Maria Energy Corporation (“Santa Maria Energy Corporation”), HPAC Merger Sub, Inc. (“HPAC Merger Sub”), SME Merger Sub, LLC (“SME Merger Sub”) and Santa Maria Energy Holdings, LLC (“Santa Maria Energy”) (together, the “SME Merger”). See Note 8 – Agreements and Plan of Merger for a discussion of the merger agreement entered into on November 27, 2013.

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

            The Company’s shares are listed on the NASDAQ Capital Markets (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account, net of deferred commissions and tax obligations, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance (See Note 9 – Subsequent Event).

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

            Pursuant to the Company’s amended and restated certificate of incorporation, the Company may either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or provide stockholders with the opportunity to sell their shares of common stock to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). Pursuant to the terms of the SME Merger, the Company has determined to seek stockholder approval through a meeting of stockholders called for such purpose, which stockholders may seek to convert their shares of common stock into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. The Company intends to consistently maintain its net tangible assets at the threshold level of $5,000,001. Notwithstanding the foregoing, a Public Stockholder (defined as a holder of Public Shares, including the Company’s Sponsors to the extent the Sponsors purchase Public Shares, provided that their status as “public stockholders” shall only exist with respect to such Public Shares), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders’ Shares (See Note 7), Sponsors’ Shares and any Public Shares they may have acquired in the Offering or the aftermarket in favor of the initial Business Combination, (2) not to convert any of their respective Founders’ Shares and Sponsors’ Shares in connection with any vote on a Business Combination, and (3) not to sell any of their respective Founders’ Shares and Sponsors’ Shares to the Company pursuant to any tender offer described above.

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

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

Liquidity

            As of December 31, 2013, the Company had $387,115 in cash and cash equivalents. Investment securities in the Trust Account as of December 31, 2013 consisted of $78,749,953 in United States treasury bills with a maturity of 180 days or less, and $945 in cash equivalents. Except as set forth below, funds held in the Trust Account will be not be released to the Company until the earlier of (i) the completion of its initial Business Combination, or (ii) the redemption of 100% of its outstanding public shares in the event it has not completed a Business Combination in the required time period. Interest earned on the funds held in the Trust Account may be released to the Company to pay its income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for the Company’s working capital requirements.

            The Company expects that the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income and other tax obligations) that may be released to the Company to fund its working capital requirements (which is anticipated to be approximately $51,000) will be sufficient to allow the Company to operate until May 1, 2014, assuming that a Business Combination is not consummated during that time. The Company anticipates that it will incur approximately $475,000, of which approximately $250,000 are expected to be paid in cash on or before May 1, 2014, in costs to search for a Business Combination candidate and operate its business during that time.

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

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

            Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2013, substantially all of the Company’s cash funds were held at one financial institution.

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

            As of December 31, 2013, investment securities held in the Trust Account consisted of $78,749,953 in United States Treasury Bills, which matures on March 27, 2014 and $945 of cash equivalents. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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

            The carrying amount, gross unrealized holding gains (losses) and fair value of held-to-maturity securities at December 31, 2013 and 2012, respectively are as follows:

Gross
Unrealized
	Carrying	Holding
	Amount	(Losses) Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills:
December 31, 2013	$ 78,749,953	$ (768)	$ 78,749,186
December 31, 2012	$ 78,786,810	$ 7,826	$ 78,794,636

Loss Per Share

            Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 6,894,133, 7,088,364 and 0 shares at December 31, 2013, 2012 and 2011, respectively have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Weighted average shares for the year ended December 31, 2012 and for the period February 24, 2011 (inception) through December 31, 2011, were reduced for the effect of an aggregate 281,250 shares of common stock that were forfeited on September 15, 2012, the date upon which the underwriters’ over-allotment option expired (See Note 7).

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 3 — Significant Accounting Policies, continued

Shares Subject to Possible Conversion or Tender

            The Company accounts for its shares subject to possible redemption or tender in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013 and 2012, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

            ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 24, 2011, the evaluation was performed for the tax years ended December 31, 2013, 2012 and 2011, respectively, which are the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

            The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 24, 2011 (inception) through December 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Subsequent Events

            The Company evaluates events that have occurred after the balance sheet date of December 31, 2013, through the date which the financial statements were available to be publicly issued. Based upon the review, other than described in Note 9 – Subsequent Event, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Note 5 —Commitments

            The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination or is required to be liquidated, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on August 1, 2012. During the years ended December 31, 2013 and 2012, for the period from February 24, 2011 (inception) through December 31, 2011, and for the period from February 24, 2011 (inception) through December 31, 2013, the Company has paid $120,000, $50,000, $0 and $170,000, respectively to the aforementioned affiliate, which is reflected in the Statement of Operations as Office expense - related party.

            On September 25, 2012, the Company engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, the Company initially paid the law firm $100,000. Fees in excess of $100,000 are accrued as a liability as incurred, but will not be paid until the earlier of (i) the consummation of a Business Combination or (ii) upon the liquidation of the Company. Upon event (i), the Company’s obligation to the law firm will be increased by 15% and we intend to pay such amount in full. Pursuant to our agreement with the law firm, upon event (ii), the law firm has agreed to accept as payment in full only the amount of cash the Company has available after payments have been made to all of the Company’s creditors.

            On June 1, 2013, the Company engaged a consultant to assist the Company with its evaluation of potential Business Combination candidates. This consultant will be paid $5,000 per month. Upon the Company consummating a Business Combination, the Company would be required to pay the consultant an additional $10,000 per month, for each month of service provided, representing a total of $70,000 as of December 31, 2013.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 6—Income Taxes
            The Company’s net deferred tax assets are as follows:

	December 31,
	2013	2012
Net operating loss carryforwards	$809,072	$75,477
Total deferred tax assets	809,072	75,477
Less: Valuation allowance	(809,072)	(75,477)
Net deferred tax assets	$-	$-

            The Company has a net operating loss of approximately $2,022,680 that expires between 2031 and 2033. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2013 and 2012, respectively.

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

            The Company established a valuation allowance of $809,072 and $75,477 as of December 31, 2013 and 2012, which fully offset the deferred tax assets of $809,072 and $75,477, respectively.

            A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at December 31, 2013, 2012 and 2011, respectively is as follows:

			For the Period from
		For the Year	February 24, 2011
	For the Year Ended	Ended December	(inception) through
	December 31, 2013	31, 2012	December 31, 2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Permanent difference:
Meals and entertainment	0.1%	0.2%	- %
Merger and acquisition costs	3.0%	- %	- %
Increase in valuation allowance	36.9%	39.8%	40.0%
Effective income tax rate	- %	- %	- %

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 7 —Stockholders’ Equity

Preferred Stock

            The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2013 and 2012, respectively there are no shares of preferred stock issued or outstanding.

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

            As of December 31, 2013, 10,068,750 shares of the Company’s common stock were issued and outstanding, including 6,894,133 shares of common stock subject to possible conversion or tender.

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

Note 8 – Agreement and Plan of Merger

            On November 27, 2013, the Company entered into the Merger Agreement with Santa Maria Energy. Santa Maria Energy is an independent energy company focused on the exploration and development of oil and natural gas in the Monterey Formation and the Diatomite reservoir within the Sisquoc formation in northern Santa Barbara County, California.

            The Merger Agreement provides for (1) the merger of HPAC Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Hyde Park, with Hyde Park surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “Hyde Park Merger”), (2) the merger of SME Merger Sub, a wholly-owned subsidiary of Santa Maria Energy Corporation, with and into Santa Maria Energy, with Santa Maria Energy surviving as a wholly-owned subsidiary of Santa Maria Energy Corporation (the “SME Merger” and together with the Hyde Park Merger, the “Merger”), and (3) the subsequent contribution of Santa Maria Energy to Hyde Park, resulting in Santa Maria Energy becoming a wholly owned subsidiary of Hyde Park (the “SME Contribution”). The stockholders of Hyde Park and the common unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation common stock and the preferred unitholders of Santa Maria Energy will receive Santa Maria Energy Corporation preferred stock as part of the Merger. Santa Maria Energy Corporation is a holding company formed solely for purposes of effecting the Merger.

            As a result of the Merger, the Company’s stockholders will own 10,068,750 shares of Santa Maria Energy Corporation’s common stock, or approximately 38.8% of its outstanding common stock immediately following the Merger, assuming no shares of SMEC common stock are sold in the SME Private Equity Financing. At a minimum, the Hyde Park stockholders will own approximately 19.5% of the outstanding Santa Maria Energy Corporation common stock assuming maximum conversion of Hyde Park common stock and maximum Private Equity Financing.

HYDE PARK ACQUISITION CORP. II
(A Company in the Development Stage)
Notes to Financial Statements

Note 8 – Agreement and Plan of Merger, continued

            Santa Maria Energy is an independent energy company focused on the exploration and development of oil and natural gas in the Monterey Formation and the Diatomite reservoir within the Sisquoc formation in northern Santa Barbara County, California.

            The Merger is expected to be consummated on or before May 1, 2014, subject to receipt of the required approval by the stockholders of Hyde Park and the members of Santa Maria Energy, as well as the fulfillment of certain other conditions, as described in Amendment No. 1 to the Registration Statement on Form S-4 (the “Merger Form S-4”) filed by Santa Maria Energy Corporation on January 27, 2014 under the captions “Summary – Conditions to the Consummation of the Merger” and “Merger Agreement – Conditions to Completion of the Merger” and in the Merger Agreement.

Note 9 —Subsequent Event

Notice of Potential Delisting from NASDAQ

            On January 2, 2014, the Company received notice from NASDAQ that, as a result of the Company’s failure to hold an annual meeting of stockholders within the timeframe required by NASDAQ listing Rules 5620(a) and 5620(b), NASDAQ had determined to delist the Company’s securities from its NASDAQ listing. NASDAQ Rule 5620(a) requires a listed company to hold an annual meeting of stockholders no later than one year after the end of its fiscal year-end, and NASDAQ Rule 5620(b) requires a listed company to solicit proxies and provide proxy statements for all meetings of stockholders and to provide copies of such proxy solicitation to NASDAQ.

            On January 8, 2014, NASDAQ notified the Company that the delisting notification would be supplemented as a result of NASDAQ’s determination that the Company has less than 300 public stockholders in violation of NASDAQ Rule 5550. On January 29, 2014, the Company received formal notification from Nasdaq that, based on Nasdaq’s records, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(3). Nasdaq Listing Rule 5550(a)(3) requires listed companies to maintain at least 300 “public holders,” which includes beneficial holders and holders of record, but does not include any holder who is, either directly or indirectly, an executive officer, director, or the beneficial holder of more than 10% of the total shares outstanding.

            NASDAQ’s delisting determinations will not immediately result in the delisting of the Company’s securities. Under NASDAQ rules, the suspension of trading and delisting of the Company’s securities will be stayed during the pendency of an appeal by the Company of the delisting determinations. The Company commenced such an appeal, and a NASDAQ panel heard Company’s appeal at a hearing held on February 20, 2014. Accordingly, the Company’s common stock will continue to trade on NASDAQ while such appeal is pending. There can be no assurance whether the Company will be successful in its appeal of the delisting determinations.